Form 10-K
period 2025-12-31
Hall Chadwick Acquisition Corp
filed 2026-04-15
CIK 2079013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-42962

HALL CHADWICK ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1830736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 North Bridge Road #18-06 High Street Centre Singapore	179094
(Address of principal executive offices)	(Zip Code)

+65 9088 2642

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one share right	HCACU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	HCAC	The Nasdaq Stock Market LLC
Share Rights, each right entitling the holder to receive one tenth (1/10) of a Class A ordinary share	HACAR	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s Class A ordinary shares on such date.

As of April 14, 2026, there were 21,314,000 Class A ordinary shares, $0.0001 par value and 7,886,293 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

HALL CHADWICK ACQUISITION CORP.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

GLOSSARY OF TERMS

Unless otherwise provided in this Annual Report on Form 10-K, references to:

●	“we,” “us,” “company” or “our company” refer to Hall Chadwick Acquisition Corp.;

●	“amended and restated memorandum and articles of association” are to our Second Amended and Restated Memorandum and Articles of association;

●	our “sponsor” refer collectively to Hall Chadwick Capital LLC, a Caymans Islands exempted company. The manager of the Sponsor is Alex Bono;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands;

●	“completion window” are to (i) the period ending on November 24, 2027, or such earlier liquidation date as our board of directors may approve, in which we must complete an initial business combination or (ii) such other time period in which we must complete an initial business combination pursuant to an amendment to our amended and restated memorandum and articles of association. Our shareholders can also vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to complete an initial business combination, in which case our public shareholders will be offered an opportunity to redeem their public shares;

●	“initial holders” or “initial shareholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;

●	our “initial public offering” or “public offering” means the initial public offering of 20,700,000 of our units, each unit consisting of one Class A ordinary share and one-third of one right, where each whole right entitles the holder to purchase one Class A ordinary share, which was consummated on November 24, 2025;

●	our “management” or our “management team” refer to our officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	our “public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public shareholders” refer to the holders of our public shares, which may include our initial holders and members of our management team if and to the extent they have purchased public shares, provided that any such holder’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public rights” are to the redeemable rights sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“private placement” refer to the private placement of 614,000 units purchased by our sponsor and CCM, which was consummated simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $6.14 million;

●	“placement units” are to the 614,000 units purchased separately by our sponsor and CCM in the private placement, each placement unit consisting of one placement share and one-tenth of one placement right;

●	“placement shares” are to an aggregate of 614,000 Class A ordinary shares included within the placement units purchased separately by our sponsor and CCM in the private placement;

●	“placement rights” are to rights to purchase an aggregate of 61,4000 Class A ordinary shares included within the placement units purchased separately by our sponsor and CCM in the private placement;

●	“non-managing sponsor investors” means 17 institutional investors (none of which are affiliated with any member of our management or any other investor) that expressed an interest to purchase (i) up to an aggregate of approximately $229 million of the units in our initial public offering at the offering price and (ii) through the sponsor, an aggregate of 395,000 placement units at a price of $10.00 per unit ($3,950,000 in the aggregate); as a result, the sponsor issued additional membership interests at a nominal purchase price to the non-managing sponsor investors at the closing of our initial public offering reflecting interests in an aggregate of approximately 3.16 million founder shares held by our sponsor;

●	“trust account” are to the trust account into which $207,000,000 of the net proceeds of the initial public offering and private placement were initially deposited for the benefit of the public shareholders; and

●	“rights” are to our redeemable rights, which include the public rights as well as the placement rights.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	the ability of our officers and directors to generate potential investment opportunities;

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	the allocation by our officers and directors of their time to other businesses and their potential conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	potential changes in control if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	If the net proceeds of our initial public offering and the sale of the placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares or public rights.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $9.99 per share, or less in certain circumstances, on our redemption, and our rights will expire worthless.

v

●	If we are unable to consummate our initial business combination within the prescribed timeframe, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

●	If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least 24 months following the closing of our initial public offering, we may be unable to complete our initial business combination.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.

●	The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination., and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

●	The grant of registration rights to our initial holders and holders of placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

●	We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

●	We are not required to obtain an opinion from an independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us (and they may also participate in the formation of, or become an officer or director of, another special purpose acquisition company) and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

●	Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

PART I

Item 1. BUSINESS

Recent Developments

On April 1, 2026, Hall Chadwick Acquisition Corp. (the “Company”), announced that it had entered into a non-binding letter of intent (the “LOI”) with REEcycle Holdings, Inc. (“REEcycle”).

The LOI is an expression of mutual intent only and, except for certain specified provisions (including those relating to exclusivity, confidentiality, expenses, governing law, and similar matters), is non-binding and does not obligate any party to consummate a transaction or to enter into a definitive agreement.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination, involving one or more businesses or assets, which we refer to throughout this Annual Report as our initial business combination. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial business combination.

We currently intend to concentrate our efforts on identifying companies in the technology, critical minerals and energy sectors and adjacent sectors that power transformation and innovation. Our expertise lends itself well to pursuing platforms related to technology, energy transformation, and critical minerals sectors, but we are not required to complete our initial business combination with a business in these industries and, as a result, we may pursue a business combination outside of these industries. We expect to pursue global businesses but may also acquire a domestic company. We do not intend to acquire companies that have speculative business plans or are excessively leveraged.

We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, our management team’s network, investing and operating experience do not guarantee a successful initial business combination. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed. Past performance by our management team is not a guarantee of success with respect to any business combination we may consummate.

At December 31, 2025, we had not yet commenced operations. All activity through December 31, 2025, relates to the Company’s formation, its initial public offering, and identifying a target company for our initial business combination. Pursuant to our amended and restated memorandum and articles of association, the date by which the Company must cease operations and liquidate if it has not completed a business combination is November 24, 2027.

The registration statement for our initial public offer was declared effective on November 19, 2025. On November 24, 2025, we consummated the initial public offering of 20,700,000 units, including the full exercise of the over-allotment option, generating gross proceeds of $207,000,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 614,000 placement units at a price of $10.00 per unit in a private placement to our sponsor (380,000 placement units) and CCM & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”) (222,300 Units), Clear Street LLC (“Clear Street”) (11,700 Units), generating a total of $6,140,000.

Following the closing of the initial public offering and private placement on November 24, 2025, an amount of $207,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the placement units was placed in a trust account and invested or held either in (i) U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, until the earlier of: (i) the consummation of a business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination during the completion window or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) the redemption of 100% of the public shares if the Company has not completed an initial business combination within the completion window.

The Company does not actively trade or seek to generate investment returns from assets held in the trust account and maintains such investments through Continental Stock & Transfer Company solely to preserve capital and liquidity pending completion of an initial business combination. Any deposits or money market investments are intended to facilitate operational liquidity and minimize administrative complexity rather than generate investment returns.

Business Strategy

Our acquisition and value creation strategy will be to identify, acquire, and, after our initial business combination, build a company that complements the experience of our management team and can benefit from their operational expertise and/or executive oversight. Our management team intends to create value for our shareholders by completing a business combination with a target business that leverages our team’s operational expertise and/or executive oversight to attract market attention and interests, generate access to capital and fund-raising, improve the operating efficiency, implement revenue-driven and/or profit-engagement strategies and increase profit potential through additional acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are essential in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we consider it appropriate to do so:

Strong Target Management Team

The strength of the target management team will be an important component in our review process. We will seek to partner with a target management team that is operationally strong and has demonstrated the ability to scale but is also well-incentivized and aligned in our future vision for creating long-term shareholder value.

Long-term Revenue Visibility

In our view, the target companies should be close to an anticipated inflection point, such as companies requiring additional management expertise, companies able to innovate by developing new products or services, or companies where we believe we have the ability to achieve improved profitability performance through an acquisition-based growth strategy.

Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to search for target companies that we believe will help offer attractive risk-adjusted equity returns for our shareholders. We intend to seek to acquire a target on terms and in a manner that leverages our management team’s experience. Among other criteria, we expect to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions, and (iv) the prospects for creating value through other value creation initiatives. We also plan to evaluate potential upside from future growth in the target business’ earnings and an improved capital structure.

Niche Deal Size with Growth Potential

We intend to seek target companies that have underexploited expansion opportunities. This expansion can be accomplished through a combination of accelerating organic growth and finding attractive add-on acquisition targets. Our management team has significant experience in identifying such targets and in helping target management assess the strategic and financial fit. Similarly, our management has the expertise to assess the likely synergies and to help a target integrate acquisitions. Our acquisition strategy focuses on identifying and pursuing high-growth sectors with favorable market dynamics for long-term value creation. This approach, coupled with a rigorous due diligence process and active post-transaction support, is designed to maximize value creation for our shareholders. By actively engaging with target companies and providing ongoing support, we aim to drive sustainable growth and achieve strong long-term returns for our investors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

We believe our team is uniquely positioned to successfully identify, source, negotiate, and execute a compelling business combination.

Alex Bono, the Chief Executive Officer and Director, and affiliates of our sponsor have also served as executive officers, directors and/or advisors of Fat Projects Acquisition Corp., a former blank check company which raised $100.0 million in its initial public offering in October 2021. It was to complete its business combination by April 2023. While FATP entered into a business combination agreement with a potential target, it was unable to consummate the acquisition. From the time of its initial public offering, the company extended its time to complete its business combination once by nine months, until January 2024. It was liquidated and the balance of the trust returned to investors in February 2024.

Leveraging our integrated team with a full suite of strategic, financial, legal, and operational capabilities, we are well-positioned to efficiently identify and execute potential business combinations. Our extensive experience and deep industry expertise enable us to pursue multiple transaction opportunities concurrently, streamlining the process from initial target identification to transaction announcement.

We believe that potential sellers of target businesses will view the fact that members of our board of directors and management team have successfully closed multiple business combinations with vehicles similar to our company as a positive factor in considering whether or not to enter into a business combination with us. However, past performance is not a guarantee of success with respect to any business combination we may consummate.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of the initial public offering and the placement units, as well as our equity, debt or a combination of these, in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (less taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (less taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we decide to allow shareholders to sell their shares to us in a tender offer, we will file tender offer documentation with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. If we seek shareholder approval of our initial business combination, we will consummate our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of the holders of a majority of the issued ordinary shares held who, being present and entitled to vote, vote at a general meeting of the company held for the purposes of approving the business combination, or as a special resolution under Cayman Islands law, being the affirmative vote of the holders of a majority of at least two-thirds (2/3) of the issued ordinary shares who, being present and entitled to vote at a general meeting of the company held for the purposes of approving the business combination, vote at the general meeting of the company to the extent that such business combination is structured as a merger.

We have 24 months from the closing of the initial public offering to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination within such period, we may seek shareholder approval of amendments to our amended and restated memorandum and articles of association for any extension beyond 24 months at a general meeting called for such purpose. Public shareholders will be offered the opportunity to vote on and redeem their shares in connection with any such extension. As described herein, our sponsor, officers and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then-outstanding public shares, subject to the limitations described herein.

If we are unable to consummate an initial business combination within 24 months from the closing of the initial public offering, and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, or by such earlier liquidation date as our board of directors may approve, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the pro rata redemption price to be approximately $9.99 per Class A ordinary share, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

If we do not complete our initial business combination within the completion window, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of the initial public offering. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our sponsor’s investment in our founder shares and our placement units will be worthless.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent entity that commonly renders valuation opinions. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We anticipate structuring our initial business combination either (i) in such a manner so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a manner so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholders’ approval, as applicable.

The below table summarizes particular dates:

Event	Date
IPO Closing	November 24, 2025
Initial Completion Deadline	November 24, 2027
Potential Extensions	Subject to shareholder approval
Mandatory Liquidation	Following expiration of Completion Window

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors or non-managing sponsor investors, we, or a committee of independent directors, will obtain an opinion from an independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent entity that commonly renders valuation opinions that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team directly or indirectly own our ordinary shares and/or placement units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, the founder shares and placement units may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In particular, affiliates of our sponsor are currently sponsoring other blank check companies that are seeking to complete business combinations. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Acquisition Criteria

We have identified the following criteria that we intend to use in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

●	Long term revenue visibility. We will seek to acquire one or more businesses or assets that have a history of, or potential for, strong, sustainable recurring and predictable revenue streams.

●	High-Growth Total Addressable Market: We will prioritize investments in industry verticals with strong growth potential and attractive long-term expansion prospects.

●	Operational Excellence: We will select a target with robust operational infrastructure, including strong compliance, financial controls, intellectual property, and reporting processes.

●	Strong management team. We will seek to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their shareholders.

●	Opportunities for add-on acquisitions. We will seek to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Differentiated business niche. We will seek to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability and free cash flow.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our directors, executive officers, and advisors have significant experience in the financial services, technology, and mining sectors. We believe that this experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industries.

●	Established Deal Sourcing Network. As a result of their extensive experience in the respective industries, our team has developed a broad array of contacts. We believe that these contacts will be important in generating acquisition opportunities for us.

●	Strong Financial Position and Flexibility. With a trust account initially in the amount of $207,000,000 and a public market for our ordinary shares, we offer a target business a variety of options to facilitate a future business transaction and fund the growth and expansion of business operations. Because we are able to consummate an initial business transaction using our equity, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. We have not, however, taken any steps to secure third party financing and would expect to do so only in connection with the consummation of our initial business transaction. Accordingly, our flexibility in structuring an initial business transaction may be constrained by our ability to arrange third-party financing, if required.

●	Status as a Public Company. We believe our structure will make us an attractive business transaction partner to prospective target businesses. As an existing public company, we will offer a target business an alternative to the traditional initial public offering through a merger or other business transaction with us. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

Sponsor Information

Our sponsor is a Cayman Islands exempted company. Although our sponsor is permitted to undertake any activities permitted under Cayman law and other applicable law, our sponsor’s business is focused on investing in our company and assisting in identifying a target for our potential business combination. Alex Bono, our Chief Executive Officer, and Aaron Dominish, our Chief Financial Officer, are directors of our sponsor and control the management of our sponsor, including the exercise of voting and investment discretion over the securities of our company held by our sponsor. Our directors and officers will receive an indirect interest in an aggregate of 85,000 founder shares through membership interests in our sponsor. Our sponsor intends to transfer 25,000 shares to Alex Bono, 15,000 shares to Peter Beckhouse, 15,000 shares to Aaron Dominish, 10,000 shares to Greg Woszczalski, 10,000 shares to Chris Dirckze, and 10,000 shares to Matthew Hudson. Other than such persons and the non-managing sponsor investors (as set forth below), no other person will have a direct or indirect material interest in our sponsor. Other than our management team, none of the other members of our sponsor (including the non-managing sponsor investors) will participate in the direction or management of our company.

Additionally, subject to the non-managing sponsor investors purchasing, through the sponsor, the private placement units allocated to them simultaneously with the closing of this offering, the sponsor will issue membership interests at a nominal purchase price to the non-managing sponsor investors reflecting their interest in an aggregate of 2,440,000 Class B ordinary shares held by the sponsor. In addition, our sponsor has agreed to issue membership interests representing an additional aggregate of 614,000 founder shares to certain of our non-managing sponsor investors who will provide advisory services. The non-managing sponsor investors will have no right to control, vote or manage the sponsor.

The following table sets forth the payments to be received by our sponsor and its affiliates from us prior to or in connection with the completion of our initial business combination and the securities issued and to be issued by us to our sponsor or its affiliates:

Entity/Individual	Amount of Compensation to be Received or Securities Issued or to be Issued	Consideration Paid or to be Paid
Hall Chadwick Capital LLC	7,883,293 Class B Ordinary Shares(1)	$25,000, which also covers any additional shares issued to the sponsor under anti-dilution provisions discussed below
	407,000 Private Placement Units(2)	$4,070,000
	Commencing on the date on which our securities are first listed on Nasdaq, $20,000 per month	Office space, utilities and secretarial and administrative support
	Up to $300,000	Repayment of loans made to us to cover offering related and organizational expenses
	Up to $2,500,000 in working capital loans, which loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit	Working capital loans to finance transaction costs in connection with an initial business combination
	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination	Services in connection with identifying, investigating and completing an initial business combination
Hall Chadwick Capital LLC and any holders of Class B Ordinary Shares	Anti-dilution protection upon conversion into Class A ordinary shares at a greater than one-to-one ratio	Issuance of the Class A ordinary shares issuable in connection with the conversion of the founder shares on a greater than one-to-one basis upon conversion
Hall Chadwick Capital LLC, our officers, directors or advisor, or our or their affiliates	Consulting, success or finder fees in connection with the consummation of our initial business combination(3)	Any services in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account
Hall Chadwick Capital LLC, our officers, directors or advisor, or our or their affiliates	Salary or fee in an amount that constitutes a market standard for comparable transactions in connection with our initial business combination(3)	Services in connection with identifying, investigating and completing an initial business combination

(1)	Of the Class B Ordinary Shares, the non-managing sponsor investors purchased, indirectly through the purchase of non-managing membership interests, an aggregate of approximately 7.883 million Class B Ordinary Shares, at a purchase price of $0.003 per share.
(2)	The non-managing sponsor investors purchased, indirectly through the purchase of non-managing membership interests, an aggregate of 305,000 placement units ($3,050,000 in the aggregate) at a price of $10.00 per unit in a private placement that closed simultaneously with the closing of the initial public offering.

Because our sponsor acquired the founder shares at a nominal price, our public shareholders incurred immediate and substantial dilution upon the closing of the initial public offering, assuming no value is ascribed to the rights included in the units. Further, the Class A ordinary shares issuable in connection with the conversion of the founder shares may result in material dilution to our public shareholders due to the anti-dilution rights of our founder shares that may result in an issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. See the section titled “Risk Factors — Risks Relating to our Management Team — The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the initial public offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) of the aggregate of our issued and outstanding founder shares, placement shares and public shares after the initial public offering and the private placement, plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent units issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Pursuant to the letter agreement entered with us, each of our sponsor, directors and officers has agreed to restrictions on its ability to transfer, assign, or sell the founder shares and placement units, as summarized in the table below.

Subject Securities	Expiration Date	Natural Persons and Entities Subject to Restrictions	Exceptions to Transfer Restrictions
Founder Shares	The earlier of (i) 180 days after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup.	Hall Chadwick Capital LLC Alex Bono Peter Beckhouse Aaron Dominish Gregory Woszczalski Chris Dirckze Matthew Hudson	Transfers permitted (a) to our officers, directors, advisors or consultants, any affiliate or family member of any of our officers, directors, advisors or consultants, any members or partners of the sponsor or their affiliates and funds and accounts advised by such members or partners, any affiliates of the sponsor, or any employees of such affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the completion window or in connection with the consummation of a business combination at prices no greater than the price at which the shares or Share Rights were originally purchased; (f) pro rata distributions from our sponsor to its respective members, partners or shareholders pursuant to our sponsor’s limited liability company agreement or other charter documents; (g) by virtue of the laws of the Cayman Islands or our sponsor’s limited liability company agreement upon dissolution of our sponsor, (h) in the event of our liquidation

Subject Securities	Expiration Date	Natural Persons and Entities Subject to Restrictions	Exceptions to Transfer Restrictions
Private Placement Units	30 days after the completion of our initial business combination	Hall Chadwick Capital LLC Alex Bono Peter Beckhouse Aaron Dominish Gregory Woszczalski Chris Dirckze Matthew Hudson	Same as above

Any units, Share Rights ordinary shares or any other securities convertible into, or exercisable, or exchangeable for, ordinary shares	180 days after the date of this prospectus	Hall Chadwick Capital LLC Underwriter Alex Bono Peter Beckhouse Aaron Dominish Gregory Woszczalski Chris Dirckze Matthew Hudson

No transfer without the prior written consent of the representatives; provided, however, that we may (1) issue and sell the private placement units; (2) issue and sell the additional units to cover our underwriters’ over-allotment option (if any); (3) register with the SEC pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in this offering, the resale of the private placement units and their underlying securities and the Class A ordinary shares issuable upon conversion of the Share Rights and the founder shares; and (4) issue securities in connection with our initial business combination. However, the foregoing shall not apply to the forfeiture of any founder shares pursuant to their terms or any transfer of founder shares to any current or future independent director of the company (as long as such current or future independent director transferee is subject to the letter agreement, filed herewith, or executes an agreement substantially identical to the letter agreement, as applicable to directors and officers at the time of such transfer; and as long as, to the extent any Section 16 reporting obligation is triggered as a result of such transfer, any related Section 16 filing includes a practical explanation as to the nature of the transfer). The representatives in their sole discretion may release any of the securities subject to these lock-up agreements at any time without notice.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement, our equity, debt or a combination of these as the consideration to be paid in our initial business combination.

If we pay for our initial business combination using shares or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

There is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Nasdaq rules require that our initial business combination be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% fair market value test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. In addition, pursuant to Nasdaq listing rules, our initial business combination must be approved by a majority of our independent directors.

We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We have filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sources of Acquisition Candidates

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. Such sources have become aware that we are seeking a business combination candidate by a variety of means, including publicly available information relating to the initial public offering, public relations and marketing efforts or direct contact by management.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. In connection with the completion of our initial business combination, at the option of our management team, we may pay a customary advisory fee, finder’s fee and/or success fee, to a person or entity associated with certain of our officers and directors, in an amount that constitutes a market standard fee for comparable transactions and services provided. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or non-managing sponsor investors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors or non-managing sponsor investors, we, or a committee of independent directors, will obtain an opinion from an independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own our ordinary shares and rights to purchase our ordinary shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at a purchase price of approximately $0.003 per share, the holders of our founder shares (including certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

As more fully discussed in “Certain Relationships and Related Transactions, and Director Independence — Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

With funds available for a business combination initially in the amount of $207,000,000 assuming no redemptions and after payment of $8,280,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Selection of a target business and structuring of our initial business combination

The Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% fair market value test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time consuming and burdensome to present to shareholders.

Permitted purchases and other transactions with respect to our securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares or public rights in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or rights our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. In the event our sponsor, directors, officers, advisors or any of their affiliates determine to undertake any such transactions, such transactions could have the effect of influencing the vote necessary to approve such transaction. None of the funds held in the trust account will be used to purchase public shares or public rights in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination, (2) reduce the number of public rights outstanding or vote such public rights on any matters submitted to the public right holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will be not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their respective affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors — If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public rights.”

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially approximately $9.99 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, placement shares and any public shares they may hold in connection with the completion of our initial business combination. However, our sponsor, officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the completion window. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public rights they purchased in the initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they purchased in the initial public offering as the rights afforded to our other public shareholders. However, if the non-managing sponsor investors hold a substantial number of our units, then the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving the initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirements and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the shareholders who, being present and entitled to vote at a general meeting of the company, vote at a general meeting of the company. In such case, pursuant to the terms of the letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and/or placement shares held by them, and any public shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction), in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own at least 25% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders, directors and officers have entered into the letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, placement shares and public shares held by them in connection with the completion of a business combination. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public rights they purchased in the initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination.

The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they purchased in the initial public offering as the rights afforded to our other public shareholders.

Redemptions of our public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to the letter agreement entered into with us, waived their right to have any founder shares, placement shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquired public shares in the initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares. CCM will have the same redemption rights as a public shareholder with respect to any public shares it acquires.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the general meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of the initial public offering.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated memorandum and articles of association provide that we have only 24 months from the closing of the initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, our officers and directors, and CCM have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and placement shares, as applicable, if we fail to complete our initial business combination within the completion window. However, if our sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window. CCM will have the same redemption rights as a public shareholder with respect to any public shares they acquire.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy any net tangible asset requirement, we may determine not to proceed with the amendment or the related redemption of our public shares. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public rights purchased in the initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units purchased in the initial public offering as the rights afforded to our other public shareholders. However, if the non-managing sponsor investors hold a substantial number of our units, then the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving the initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $9.99. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $9.99. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Hall Chadwick Capital LLC has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $9.99 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Hall Chadwick Capital LLC will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether Hall Chadwick Capital LLC has sufficient funds to satisfy its indemnity obligations and believe that Hall Chadwick Capital LLC’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $9.99 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and Hall Chadwick Capital LLC asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Hall Chadwick Capital LLC to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Hall Chadwick Capital LLC to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $9.99 per share.

We will seek to reduce the possibility that Hall Chadwick Capital LLC will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Hall Chadwick Capital LLC will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $750,000 from the proceeds of the initial public offering and the sale of the placement units, and a maximum of $250,000 in loans from our sponsor or one of its affiliates, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $9.99 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions that will apply to us until the consummation of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association will provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or if they vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	if we seek shareholder approval, we will consummate our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of holders of a majority of the issued ordinary shares who, being present and entitled to vote at a general meeting of the company, vote at a general meeting of the Company;

●	if our initial business combination is not consummated within the completion window, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of a special resolution under Cayman Islands law, being the affirmative vote of the holders of a majority of at least two-thirds (2/3) of the issued ordinary shares who, being present and entitled to vote at a general meeting, vote at a general meeting.

In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of the holders of a majority of the issued ordinary shares who, being present and entitled to vote at a general meeting of the Company, vote at a general meeting of the Company.

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors and that holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there are numerous target businesses we could potentially acquire, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. This may make it more difficult for us to consummate an initial business combination with a target business. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 1 North Bridge Road, #18-06 High Street Centre, Singapore, 179094. The cost for our use of this space is included in the $20,000 per month fee we pay to our sponsor or its affiliate for office space, utilities and shared personnel support services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they will devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the above requirements or that the potential target business will be able to prepare its financial statements in accordance with the above requirements. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some shareholders find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Item 1A. RISK FACTORS

You should consider carefully all of the risks described below, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information contained in this Annual Report. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected.

Risks Relating to our Search for, Consummation of, or Inability to Consummate,
a Business Combination and Post-Business Combination Risks

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or the rules of Nasdaq or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval include asset acquisitions and share purchases, while transactions such as direct mergers with our company or transactions where we issue more than 20% of our outstanding shares would require shareholder approval. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. Except as required by law or Nasdaq rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of the letter agreement entered into with us, to vote any founder shares and/or placement shares held by them, as well as any public shares purchased during or after the initial public offering, in favor of our initial business combination. Our sponsor and its permitted transferees own approximately 28.3% of our issued and outstanding ordinary shares. As a result, in addition to the founder shares and placement shares held by our sponsor, we would need only 7,167,054 or approximately 34.6%, of the 20,700,000 public shares to be voted in favor of a transaction (assuming all outstanding shares are voted and the parties to the letter agreement do not acquire any Class A ordinary shares). Assuming that only the holders of a majority of our issued and outstanding ordinary shares, representing a quorum under our second amended and restated memorandum and articles of association, vote their shares at a general meeting of the company, we will not need any public shares in addition to our founder shares and placement shares to be voted in favor of an initial business combination in order to approve an initial business combination. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

We do not have a minimum net tangible asset requirement.

Our amended and restated memorandum and articles of association does not contain a minimum net tangible asset requirement. Such a requirement can serve to ensure that our securities are not determined to be “penny stock” under Rule 3a-51 of the Exchange Act. Whether or not our amended and restated memorandum and articles of association contains a net tangible assets requirement, if our securities are deemed to be “penny stock,” we will become subject to Rule 419 of the Securities Act. In the event that our securities are delisted from Nasdaq, our securities could be determined to be “penny stock” under Rule 3a-51 of the Exchange Act and we would be required to comply with the requirements of Rule 419 of the Securities Act. Being subject to the requirements of Rule 419 would make us less attractive to potential business combination targets and thereby adversely affect our ability to complete an initial business combination. See — “You will not be entitled to protections normally afforded to investors of many other blank check companies”, “Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions”, “The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target”, and “The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.”

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause our net worth or minimum cash to be less than required by the prospective target either immediately prior to or upon completion of our initial business combination, we may determine not to proceed with such redemption and the related business combination and may instead search for an alternate business combination, or we may raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net worth or minimum cash requirements. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B shares at the time of the initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months from the closing of the initial public offering may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of the initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the completion window. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

If the net proceeds of the initial public offering and the sale of the placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of the initial public offering and the sale of the placement units, only approximately $0.7 million was available to us outside the trust account to fund our working capital requirements on December 31, 2025. If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our management team or any of their affiliates to operate or may be forced to liquidate. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $9.99 per share (or less in certain circumstances) on our redemption of our public shares, and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $9.99 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $9.99 per share” and other risk factors herein.

The outbreak of infectious diseases, endemics, pandemics and other public health crises and the impact on businesses and debt and equity markets could have a material adverse effect on our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination.

A significant outbreak of the COVID-19 and other infectious diseases, including the resurgence or variants thereof, could result in a widespread health crisis that could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 or other public health crises restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner or even to conduct requisite due diligence. In addition, countries or supranational organizations in our target markets may develop and implement legislation that makes it more difficult or impossible for entities outside such countries or target markets to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which COVID-19 or other public health crises impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and new variants of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 have been developed, there is no guarantee that such vaccines will be durable. The treatment or vaccine for COVID-19 and any potentially emerging variants may be ineffective or underutilized. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other public health events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 or the emergence of new or other public health crises may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $9.99 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

Our amended and restated memorandum and articles of association provide that we must complete our initial business combination within 24 months from the closing of the initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, geopolitical instability emanating from the ongoing conflict between Russia and the Ukraine as well as tensions in the Middle East could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, geopolitical stability may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $9.99 per share, or less than $9.99 per share, on the redemption of their shares, and our rights will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $9.99 per share” and other risk factors herein.

If we are unable to complete an initial business combination within the 24-month period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 24 months. Amending our amended and restated memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by the affirmative vote of the holders of a majority of at least two-thirds (2/3) of the issued ordinary shares who, being present and entitled to vote at a general meeting, vote at a general meeting. If we seek shareholder approval to extend the initial 24-month period in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares or public rights.

At any time prior to the general meeting to approve our initial business combination, during a period when they are not then aware of any material nonpublic information regarding the company or its securities, the sponsor, directors, executive officers, advisors or any of their affiliates, may, in privately negotiated transactions or in the open market, (i) purchase shares from institutional and other investors who vote, or indicate an intention to vote, against the business combination, (ii) execute agreements to purchase such shares from institutional and other investors in the future, and/or (iii) enter into transactions with institutional and other investors to provide such persons with incentives to acquire Class A ordinary shares. Such an agreement may include a contractual acknowledgement that such shareholder, although still the record holder of such shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that the sponsor, directors, executive officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling public shareholders would be required to revoke their prior elections to redeem their shares. While the exact nature of any such incentives has not been determined, they might include, without limitation, arrangements to protect such investors or holders against potential loss in value of their shares, including the granting of put options and the transfer of shares or the company’s rights owned by the sponsor for nominal value to such investors or holders. Any Class A ordinary shares acquired by the persons described above would not be voted in connection with the business combination.

The purpose of any such transaction could be to reduce the number of public rights outstanding or vote such rights on any matters submitted to the right holders for approval in connection with our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a certain amount of cash at the closing of our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. To the extent such securities are purchased, such public securities will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or rights may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Business — Permitted Purchases and other transactions with respect to our securities” for a description of how such persons will determine from which shareholders to seek to acquire securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the sale of the placement units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $9.99 per share, or less in certain circumstances, on our redemption, and our rights will expire worthless.

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $9.99 per share (or less in certain circumstances) on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $9.99 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $9.99 per share” and other risk factors herein.

If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least 24 months following the closing of the initial public offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 24 months following the closing of the initial public offering, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the initial public offering and potential loans from our affiliates is discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our sponsor or one of its affiliates has committed to loan funds to us in such circumstances up to a maximum of $2,500,000. However, our affiliates are not obligated to make additional loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account, together with the committed loan from our sponsor, will be sufficient to allow us to operate for at least 24 months following the closing of the initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $9.99 per share (or less in certain circumstances) on the liquidation of our trust account and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $9.99 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $9.99 per share” and other risk factors herein.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $9.99 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all third parties (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $9.99 per share initially held in the trust account, due to claims of such creditors.

Hall Chadwick Capital LLC has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $9.99 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Hall Chadwick Capital LLC will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Hall Chadwick Capital LLC has sufficient funds to satisfy their indemnity obligations and believe that Hall Chadwick Capital LLC’s only assets are securities of our company. Hall Chadwick Capital LLC may not have sufficient funds available to satisfy those obligations. We have not asked Hall Chadwick Capital LLC to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $9.99 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of Hall Chadwick Capital LLC, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $9.99 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and Hall Chadwick Capital LLC asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Hall Chadwick Capital LLC to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Hall Chadwick Capital LLC to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $9.99 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions and are invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 24 months from the closing of the initial public offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account. For more information about the risk of the company being considered to be operating as an unregistered investment company, see “— If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.” Our cash held in non-interest bearing and interest-bearing accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $9.99 per share on the liquidation of our trust account and our rights will expire worthless.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We are not required to obtain an opinion from an independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent entity that commonly renders valuation opinions that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if our board of directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion as described above.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Investors may not have sufficient time to comply with the delivery requirements for redemption.

Pursuant to our amended and restated memorandum and articles of association, we are required to give a minimum of only five clear days’ notice for each general meeting. As a result, if we require public shareholders who wish to redeem their public shares into the right to receive a pro rata portion of the funds in the trust account to comply with specific delivery requirements for redemption, holders may not have sufficient time to receive the notice and deliver their shares for redemption. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. Amending our amended and restated memorandum and articles of association requires a special resolution of our shareholders as a matter of Cayman Islands law. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or other governing instruments or extend the time in which we have to consummate a business combination in order to effectuate our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of a special resolution under Cayman Islands law, being the affirmative vote of the holders of a majority of at least two-thirds (2/3) of the issued ordinary shares who, being present and entitled to vote at a general meeting, vote at a general meeting (and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares). It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by a special resolution under Cayman Islands law, being the affirmative vote of the holders of a majority of at least two-thirds (2/3) of the issued ordinary shares who, being present and entitled to vote at a general meeting, vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial holders and holders of placement shares will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the initial public offering and the sale of the placement units will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing, could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $9.99 per share on the liquidation of our trust account, and our rights will expire worthless.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $9.99 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $9.99 per share on the liquidation of our trust account and our rights will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $9.99 per share” and the other risk factors contained herein.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, as holders of our Class A ordinary shares, our public shareholders will not have any say in the management of our company prior to the consummation of an initial business combination.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the gross proceeds from the initial public offering and the sale of the placement units, $207,000,000 will be available to complete our business combination and pay related fees and expenses (which includes $8,280,000 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We may partner, submit a joint bid or enter into a similar transaction with holders of founder shares or an affiliate in connection with our pursuit of, or in connection with, a business combination.

We are not prohibited from partnering, submitting a joint bid or entering into any similar transaction with holders of founder shares or their affiliates in our pursuit of a business combination. We could pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with any holder of founder shares or its affiliates, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction, conflicts could invariably arise from the interest of the holder of founder shares or its affiliate in maximizing its returns, which may be at odds with the strategy of the post-business combination company or not in the best interests of the public shareholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of your investment, whether before or after our initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.

As of December 31, 2025, we had $631,679 of cash held outside our trust account and working capital surplus of $652,229. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additionally, as described in Note 1 to the audited financial statements included in Item 8 of this Annual Report on Form 10-K, we are a SPAC that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before November 24, 2027. There is no assurance that we will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital required to fund our operations, and complete the transaction prior to November 24, 2027, if at all. We also have no approved plan in place to extend the business combination deadline and fund operations for any period of time after November 24, 2027, in the event that we are unable to complete a business combination by that date. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Risks Relating to our Sponsor and Management Team

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance.”

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors have pre-existing fiduciary and contractual obligations to other companies, including other companies that are engaged in business activities similar to those conducted by us. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Transactions, and Director Independence.”

We may engage one or more affiliates of our sponsor, officers or directors or their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more affiliates of our sponsor, officers or directors or their respective affiliates to provide additional services to us, including, for example, identifying potential targets or providing financial advisory services. We may pay such affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Any such affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with advising on, sourcing and consummating of an initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

In addition, members of our management team and our board of directors directly or indirectly own founder shares and/or placement units, as set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Certain Relationships and Related Transactions, and Director Independence — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Business — Effecting Our Initial Business Combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may be in the future be, affiliated. These activities may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Since our sponsor, officers and directors and any other holder of our founder shares, including any non-managing sponsor investors, will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors and any other holder of our founder shares, including any non-managing sponsor investors, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

In May 2025, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering and formation costs in exchange for 7,883,293 founder shares. Prior to this initial investment in us by the sponsor, we had no assets, tangible or intangible.

Our initial shareholders collectively beneficially own 28.3% of our issued and outstanding shares. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our sponsor has purchased 614,000 placement units for a purchase price of $6.14 million in a private placement that occurred simultaneously with the closing of the initial public offering. Of these placement units, the non-managing sponsor investors purchased, indirectly through the purchase of non-managing sponsor membership interests, an aggregate of 305,000 placement units. As a result of each non-managing sponsor investor purchasing, through the sponsor, the placement units allocated to it in connection with the closing of the initial public offering, the sponsor issued additional membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of approximately 3.05 million founder shares held by the sponsor. The non-managing sponsor investors are not subject to transfer restrictions or a lock-up agreement on any Class A ordinary shares that they purchased in the initial public offering. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement rights, which will expire worthless if we do not consummate a business combination within 24 months from the closing of the initial public offering.

Given the differential in the purchase price paid for the founder shares as compared to the initial public offering price of the public shares and the substantial number of Class A ordinary shares that holders of our founder shares would receive upon conversion of the founder shares upon a business combination, the founder shares may have significant value after the business combination even if our Class A ordinary shares trade below the initial public offering price and holders of our public shares have a substantial loss on their investment. Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, any of their respective affiliates or certain of our directors and officers. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or rights purchased in the initial public offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they purchased in the initial public offering as the rights afforded to our other public shareholders. However, if the non-managing sponsor investors hold a substantial number of our units, then the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares. The non-managing sponsor investors will share in any appreciation of the founder shares through their membership interests in the sponsor if we successfully complete a business combination. Accordingly, non-managing sponsor investors’ interests in the founder shares owned by them indirectly through their membership interests in the sponsor may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders.

The personal and financial interests of our sponsor, directors and officers and any holders of our founder shares may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares, including any non-managing sponsor investors, and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline to complete our initial business combination nears. In particular, because the founder shares were purchased at a nominal purchase price, the holders of our founder shares (including any non-managing sponsor investors and certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $3.00 to purchase such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 Class A ordinary shares, and would receive the same consideration in connection with our initial business combination as a public shareholder for the same number of Class A ordinary shares. If the trading price of our Class A ordinary shares on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per Class A ordinary share, such holder of our founder shares would obtain a profit of approximately $4,997 on account of the 1,000 founder shares that the holder had converted into Class A ordinary shares in connection with the initial business combination. By contrast, a public shareholder holding 1,000 Class A ordinary shares acquired in the initial public offering would lose approximately $5,000 in connection with the same transaction.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

We offered our units in the initial public offering at an offering price of $10.00 per unit and the amount in our trust account was initially $9.99 per public share, implying an initial value of $9.99 per public share. However, prior to the initial public offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.003 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $207,000,000 which is the amount we would have for our initial business combination in the trust account after payment of $8,280,000 of deferred underwriting commissions, assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and placement rights. At such valuation, each of our ordinary shares would have an implied value of approximately $7.00 per share upon consummation of our initial business combination, which would be an approximate 30.3% decrease as compared to the initial implied value per public share of $9.99.

Public shares	20,700,000
Founder shares	7,883,293
Placement shares	614,000
Total shares	29,197,293
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$207,000,000
Initial implied value per public share	$9.99
Implied value per share upon consummation of initial business combination	$7.09

The value of the founder shares held by our sponsor following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $9.99 per share.

Our sponsor has invested in us an aggregate of $3,825,000, comprised of the $25,000 purchase price for the founder shares and the $3,800,000 purchase price for the placement units purchased by the sponsor. Assuming a trading price of $9.99 per share upon consummation of our initial business combination, the 7,883,293 founder shares and the 380,000 placement shares held by our sponsor would have an aggregate value of $82,632,930. Even if the trading price of our ordinary shares was as low as approximately $0.46 per share, and the placement rights were worthless, the value of the founder shares and the placement shares held by our sponsor would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or is ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

While the manager of our sponsor is exclusively “controlled” for CFIUS purposes by U.S. citizens, has no substantial ties with a non-U.S. person, and thus we do not believe that our sponsor is a “foreign person” as defined in the CFIUS regulations, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination within 24 months from the closing of the initial public offering because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate and our rights will expire worthless. This will also cause you to lose the investment opportunity in a target company, and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Risks Relating to our Securities

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or at a price which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity and such issuances may be made upon beneficial terms to such investors, which could cause dilution to our existing shareholders. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Business — Business Strategy — Tendering share certificates in connection with a tender offer or redemption rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 24 months from the closing of the initial public offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or rights, potentially at a loss.

If we have not completed our initial business combination within 24 months of the closing of the initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not completed our initial business combination within 24 months from the closing of the initial public offering, we will distribute the aggregate amount then on deposit in the trust account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 24 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

If we are unable to complete an initial business combination within the 24-month period, we may seek an amendment to our amended and restated memorandum and articles of association to extend the period of time we have to complete an initial business combination beyond 24 months. Amending our amended and restated memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law, meaning that such an amendment be approved by the affirmative vote of the holders of a majority of at least two-thirds (2/3) of the issued ordinary shares who, being present and entitled to vote at a general meeting, vote at a general meeting. If we seek shareholder approval to extend the initial 24-month period in which to complete an initial business combination to a later date, we will offer our public shareholders the right to have their public shares redeemed for a pro rata share of the aggregate amount then on deposit in the trust account.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of up to approximately $18,300 and to imprisonment for five years in the Cayman Islands.

Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will appoint all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our sponsor owns approximately 28.3% of our issued and outstanding ordinary shares (including the placement shares underlying the placement units). In addition, holders of the founder shares are entitled to appoint all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of its substantial ownership in our company, our sponsor may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its influence over these actions. Accordingly, our sponsor will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

In addition, our board of directors, whose members were appointed by our co-sponsors, is comprised of directors who will generally serve a three-year term. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, our sponsor will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination.

Accordingly, holders of our founder shares will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs. The SEC’s adopted rules do not provide a safe harbor for SPACs from the definition of “investment company” under the Investment Company Act. Instead, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account are invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer we hold investments in the trust account, we may, at any time (and will no later than 24 months from the closing of the initial public offering) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account.

Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our amended and restated memorandum and articles of association prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation against certain special purpose acquisition companies asserting that notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds, may require us to otherwise change our operations and may hinder our ability to complete an initial business combination or may result in our liquidation and the winding up of our operations. If we are unable to complete our initial business combination and are required to liquidate, our public shareholders would lose their opportunity to invest in a target business or businesses through our initial business combination, including any price appreciation of the combined company’s securities following such initial business combination, and may receive only approximately $9.99 per share on the liquidation of our trust account as well as our rights will expire worthless. If our facts and circumstances change over time, we will update our disclosure in future filings with the SEC to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account are held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the end of the prescribed timeframe, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the closing of the initial public offering, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the end of the prescribed timeframe, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and public rights are currently listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain an average global market capitalization and a minimum of 400 public holders. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our unrestricted securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and rights are listed on Nasdaq, our units, Class A ordinary shares and rights are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

We may issue additional Class A ordinary or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share and 5,000,000 undesignated preference shares, par value $0.0001 per share. There are 478,686,000 and 42,116,707 authorized but unissued Class A and Class B ordinary shares available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding rights but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, ordinary shares and/or rights.

The grant of registration rights to our initial holders and holders of placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement entered into on November 19, 2025, our initial holders and their permitted transferees can demand that we register their founder shares, after those shares convert to our Class A ordinary shares at the time of our initial business combination. In addition, holders of our placement units (and underlying securities) and their permitted transferees can demand that we register the placement shares as well as the placement rights and Class A ordinary shares issuable upon exercise of the placement rights, and holders of placement shares and placement rights underlying placement units that may be issued upon conversion of working capital loans, may demand that we register such Class A ordinary shares, rights or the Class A ordinary shares issuable upon exercise of such rights. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our sponsor, holders of our placement units or holders of our working capital loans or their respective permitted transferees are registered.

We may amend the terms of the rights in a manner that may be adverse to holders of rights with the approval by the holders of at least a majority of the then outstanding rights.

Our rights were issued in registered form under a right agreement between Continental Stock Transfer & Trust Company, as right agent, and us. The right agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding rights to make any change that adversely affects the interests of the registered holders of rights. Accordingly, we may amend the terms of the rights in a manner adverse to a holder if holders of at least a majority of the then outstanding rights approve of such amendment. Although our ability to amend the terms of the rights with the consent of at least a majority of the then outstanding rights is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the rights, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a right.

Our right agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, which could limit the ability of right holders to obtain a favorable judicial forum for disputes with our company.

Our right agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the right agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the right agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our rights shall be deemed to have notice of and to have consented to the forum provisions in our right agreement. If any action, the subject matter of which is within the scope the forum provisions of the right agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such right holder in any such enforcement action by service upon such right holder’s counsel in the foreign action as agent for such right holder.

This choice-of-forum provision may limit a right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our right agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our management’s ability to require holders of our rights to exercise such rights on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the rights than they would have received had they been able to exercise their rights for cash.

If we call our public rights for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise his right (including any rights held by our sponsor, officers or directors, other purchasers of our placement units, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their rights on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his right for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our rights and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued rights to purchase 7,883,293 of our Class A ordinary shares, at a price of $10.00 per share (subject to adjustment as provided herein), as part of the units offered in the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 614,000 placement units. The placement units include rights to purchase an aggregate of 380,000Class A ordinary shares at $10.00 per share, subject to adjustment as provided herein. Up to $2,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the business combination. The units would be identical to the placement units sold in the private placement. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these rights could make us a less attractive acquisition vehicle to a target business. Such rights, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our rights may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-tenth of one right and only a whole right may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-tenth of one right. Because, pursuant to the right agreement, the rights may only be exercised for a whole number of Class A ordinary shares, only a whole 10 rights may be exercised at any given time. This is different from other companies similar to ours whose units include one ordinary share and one right to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the rights upon completion of a business combination since the rights will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a right to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a right to purchase one whole share.

A provision of our right agreement may make it more difficult for use to consummate an initial business combination.

Unlike most blank check companies, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by us and in the case of any such issuance to our sponsors or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (z) the volume-weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we complete our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the rights will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the Board of Directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Cayman Islands law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

However, under Cayman Islands law, our directors may only exercise the rights and powers granted to them under our amended and restated memorandum and articles of association for a proper purpose and for what they believe in good faith to be in the best interests of our company.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

General Risk Factors

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results, and we will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management, including their affiliates’ past performance, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team or their affiliates as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful.

Attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are many special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense or accept less favorable terms, or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post- business combination’s ability to attract and retain qualified officers and directors.

In addition, even if we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and SPAC initial business combinations; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC transaction registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including as a result of its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Compliance with such rules and related guidance may increase the costs and the time needed to negotiate and complete an initial business combination, may constrain the circumstances under which we could complete an initial business combination or otherwise impair our ability to complete a business combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to (i) increased price volatility for publicly traded securities, including ours, (ii) other national, regional and international economic disruptions, and (iii) uncertainty regarding the valuation of target businesses, any of which could make it more difficult for us to consummate an initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the ongoing Israel-Hamas conflict.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the ongoing Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

We may not hold an annual general meeting until after the consummation of our initial business combination. Our public shareholders will not have the right to appoint directors prior to the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or general meetings. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, unless there are no longer any Class B ordinary shares outstanding, our public shareholders, as holders of our Class A ordinary shares, will not have the right to vote on the appointment of directors prior to consummation of our initial business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equals or exceeds $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or rights, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our rights in all cases. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our Class A ordinary shares and rights.

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because there is a possibility that we may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate, and our securities trade on Nasdaq, we may become a “covered corporation” within the meaning of the IRA following the consummation of our initial business combination, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our ordinary shares after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our amended and restated memorandum and articles of association to extend the time to consummate an initial business combination, unless an exemption is available.

The U.S. Department of the Treasury recently issued guidance (the “Guidance”) clarifying when certain repurchases would be exempt from the Excise Tax, such as where the repurchases occur in the same year that the repurchasing company undertakes a complete liquidation (as described in Section 331 of the Internal Revenue Code (the “Code”)). However, only limited guidance has been issued to date. The Guidance clarified that the Excise Tax will not apply to complete corporate liquidations within the meaning of Section 331 of the Code. Although most commentators believe that this exception applies to the wind up of a SPAC, there remains uncertainty and any liquidation will need to be conducted with careful attention to planning and applicable rules and interpretive advice. Accordingly, there is a risk that the Excise Tax may apply to redemptions of our securities in connection with a liquidation that is not implemented to fall within the meaning of a complete liquidation in Section 331 of the Code. In addition, because the Excise Tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. For these reasons, the value of your investment in our securities may decrease as a result of the Excise Tax in some circumstances. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination.

The Guidance also clarifies that a SPAC that redeems shares in connection with an extension process may be subject to the Excise Tax in respect to those redemptions, subject to considerations including whether there are applicable shares issuances during the taxable year, including in connection with an initial business combination or share private placement, which would exceed and net against redemptions during such period (such netting, the “Netting Rule”) or if there occurs during the same fiscal year a complete liquidation of the SPAC in compliance with Section 331 of the Code.

Whether the Excise Tax will apply to redemptions in connection with a de-SPAC transaction may depend on the structure of the de-SPAC transaction, subject to application of the Netting Rule. For example, where the target business entity is the issuer of shares and/or other equity and in certain other business combination structures where the equity is not issued by the SPAC, the Excise Tax may apply.

Accordingly, there is a risk that if the Excise Tax is applicable, we could have reduced funds in our trust account to pay redemptions or that are available to a combined company following a de-SPAC, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Certain agreements related to the initial public offering may be amended without shareholder approval.

Certain agreements, including the underwriting agreement relating to the initial public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our sponsor, officers, and directors, the registration rights agreement among us, the initial holders and holders of placement units and the administrative services agreement between us and our sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the underwriting agreement contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) so long as we obtain and maintain a listing for our securities on Nasdaq. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Harney Westwood & Riegels (BVI) LP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

After our initial business combination, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Since only holders of our founder shares will have the right to vote on the appointment of directors, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	a majority of the independent directors recommend director nominees for selection by the board of directors.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

We may face risks related to technology, energy, or critical minerals’ sector businesses.

Business combinations with target businesses may involve special considerations and risks. If we complete our initial business combination with a business in the target industries, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

●	If the company or business we acquire provides products or services which relate to the facilitation of financial transactions, such as funds or securities settlement system, and such product or service fails or is compromised, we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;

●	If we are unable to keep pace with evolving technology and changes in the industries, our revenues and future prospects may decline;

●	Our ability to produce revenue generating goods or services to customers may be reduced or eliminated by regulatory changes;

●	Any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;

●	Difficulties with any products or services we provide could damage our reputation and business;

●	A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business; and

●	We may not be able to protect our intellectual property and we may be subject to infringement claims.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to businesses within the targe industries. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 1C. CYBERSECURITY.

We have no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk, which may make us susceptible to heightened cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our initial public offering.

Item 2. PROPERTIES.

We do not own any real estate or other physical properties. We currently maintain our executive offices at 1 North Bridge Road, #18-06 High Street Centre, Singapore, 179094. The cost for our use of this space is included in the $20,000 per month fee we pay to our sponsor or its affiliate for office space, utilities and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. LEGAL PROCEEDINGS.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units commenced public trading on November 19, 2025, and our Class A ordinary shares and rights commenced separate trading on November 24, 2025. Our Class A ordinary shares, rights and units are each listed on the NASDAQ Global Market under the symbols HCACU, HCAC and HCACR, respectively.

Holders

On March 24, 2025, the numbers of record holders of the Company’s Class A ordinary shares, units and rights were 1, 4 and 1, respectively, not including beneficial holders whose securities are held in street name.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On November 24, 2025, we sold 614,000 placement units in a private placement for an aggregate purchase price of $6,140,000, or $10.00 per unit, to the sponsor and CCM pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each placement unit consists of one Class A ordinary share and one tenth of a placement right. The placement rights are identical to the rights included in the units issued in the initial public offering, except that (1) they will not be redeemable by us; (2) they (including the Class A ordinary shares issuable upon exercise of these rights) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these rights) are entitled to registration rights.

Use of Proceeds

On November 24, 2025, we consummated the initial public offering of 20,700,000 units, including full exercise of the over-allotment option, generating gross proceeds of $207,000,000. Each unit consists of one Class A ordinary share and one third of one right, where each whole right entitles the holder to purchase one Class A ordinary share at an exercise price of $10.00 per share, subject to adjustment.

CCM acted as sole book-running manager of the initial public offering. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-289333). The SEC declared the registration statement effective on November 19, 2025.

We incurred a total of $13,693,607 in transaction costs related to the initial public offering. We paid a total of $4,140,000 in cash underwriting discounts and commissions and $1,273,670 in other costs and expenses related to the initial public offering. In addition, the underwriter agreed to defer $8,280,000 in underwriting discounts and commissions, which would be payable only upon consummation of an initial business combination.

Following the closing of the initial public offering and the private placement, an amount of $207,000,000 ($9.99 per unit) from the net proceeds from the sale of the units in the initial public offering and the placement units in the private placement was placed in the trust account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [RESERVED]

None.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on May 22, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 22, 2025 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $663,327, which consisted of interest earned on marketable securities held in Trust Account of $786,276, offset by formational, general and operational costs of $122,949.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

On November 24, 2025, we consummated the Initial Public Offering of 20,700,000 units at $10.00 per Unit, generating gross proceeds of $207,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 614,000 Placement Units at a price of $10.00 per Placement Unit in a private placement to Hall Chadwick Capital LLC and CCM generating gross proceeds of $6,140,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Placement Units, a total of $207,000,000 was placed in the Trust Account. Transaction costs amounted to $13,548,144, consisting of $4,140,000 cash underwriting fee, $8,280,000 of deferred underwriting fee, and $1,128,144 of other offering costs.

For the year ended December 31, 2025, net cash used in operating activities was $240,490. Net income of $663,327 was affected by interest earned on marketable securities of $786,276, changes in operating assets and liabilities, which used $71,449 of cash from operating activities and payment of operation costs through promissory note of $63,111.

At December 31, 2025, we had marketable securities held in the Trust Account of $207,786,276. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor has committed to loan the Company up to $2,500,000 and may, but is not obligated to, loan the Company additional funds to fund its additional working capital requirements and transaction costs (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of the Class A ordinary shares included in the Units upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

As of December 31, 2025, the Company had cash of $631,366 held outside of the Trust Account and working capital of $775,407. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

The Company expects to incur approximately $20,000 to $35,000 per month of recurring expenses consisting primarily of administration support fees, professional fees and NASDAQ listing costs. Based upon the current estimates, the existing working capital is expected to fund operations through the Completion Window. The Company may obtain working capital loans from its sponsor or affiliates to finance transaction costs associated with the potential initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, Going Concern, as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $25,000 per month for office space, utilities and shared personnel support services.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit or $4,140,000 in the aggregate, which was paid upon the closing of the Initial Public Offering, on November 24, 2025. In addition, the underwriters are entitled to a deferred fee of (i) $0.40 per Unit of the gross proceeds of the initial 20,700,000 Units sold in the Initial Public Offering, or $8,280,000 and (ii) $0.60 per Unit of the gross proceeds from the Units sold pursuant to the over-allotment option. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary Shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet of the financial statement included in this Report under “Item 1. Financial Statements”.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income (loss) per Ordinary Share as the redemption value approximates fair value.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Alex Bono	50	Chief Executive Officer and Director
Peter Beckhouse	54	Chief Operating Officer
Aaron Dominish	30	Chief Financial Officer and Director
Chris Dirckze	48	Independent Director
Greg Woszczalski	55	Independent Director
Matthew Hudson	50	Independent Director

Alex Bono, Chief Executive Officer

Alex Bono, our chief executive officer and director is a seasoned digital transformation leader with over 25 years of experience driving innovation in technology, AI, blockchain, and e-commerce. As a serial entrepreneur and C-suite executive, he has built high-growth companies to valuations exceeding $150 million, earning recognition as a “Top 50 Hong Kong Leader in Retail.” Since 2023, Alex has served as Co-founder and Chief Executive Officer of ClustAI, an artificial intelligence solutions company focused on enterprise applications of AI. From 2020 to 2023, he served as Chief Digital Officer of DKSH Holding Ltd. (SIX: DKSH), a Swiss-listed company providing market expansion services across consumer goods, healthcare, performance materials, and technology. From 2017 to 2020, he was Chief Executive Officer of Habbitzz eCommerce, an online retail platform developed by PCCW Limited (SEHK: 0008), a Hong Kong-listed global telecommunications and IT solutions provider. He also served as Chief Growth Officer at JD.ID, the Indonesian e-commerce platform and subsidiary of JD.com, Inc. (Nasdaq: JD), a China-based e-commerce company. In addition, Alex served as a non-executive director of FAT Projects Acquisition Corp. (Nasdaq: FATP), a special purpose acquisition company, from 2021 to 2024. Alex is also an active investor in AI, blockchain, and fintech startups, bringing strategic insight to organizations navigating digital transformation. Alex is a Dean’s List MBA graduate from IE Business School with a Computer Engineering degree from Universidad Politécnica de Valencia.

Peter Beckhouse, Chief Operating Officer

Peter Beckhouse, our Chief Operating Officer has over 25 years of global experience in investment management and capital markets, spanning asset management, venture capital, hedge funds, investment banking, and startups across Asia, Europe, and the U.S. Since 2020, Mr. Beckhouse has been a Consultant at Cereus Capital Partners Pte Ltd. He has held senior roles and consulted at leading institutions including Morgan Stanley, UBS, HSBC, and Citi. A recognized leader in fund structuring, he has a strong track record of designing efficient, compliant, and scalable platforms across public and private markets. Mr. Beckhouse has led Product Development teams at PIMCO Europe and Legal & General UK where he built and scaled cross-border investment vehicles. His credentials include the CAIA designation, the CFA Certificate in ESG Investing, and executive education in Sustainable Finance from the University of Cambridge (CISL). His expertise includes regulatory compliance, governance, operational excellence, and risk management, ensuring investment platforms and businesses are built for long-term value creation and with precision.

Aaron Dominish, Chief Financial Officer

Aaron Dominish, our Chief Financial Officer and director is a Chartered Accountant and Partner at Hall Chadwick, bringing deep expertise in specialist accounting and strategic corporate advisory. Aaron Dominish has served as a Partner at Hall Chadwick since 2021. Prior to that, Aaron was a Senior Associate at Hall Chadwick from 2020-2021. He has delivered tailored financial solutions across a diverse range of industries, including natural resources, technology, hospitality, transport, professional services, and construction.

Known for his collaborative leadership style, Mr. Dominish builds strong relationships through open communication and empathetic engagement. His ability to align stakeholders, develop bespoke strategies, and drive positive outcomes makes him a trusted advisor and a key asset to the executive team.

Mr. Dominish is a respected restructuring professional, becoming the youngest Registered Liquidator in Australia in 2023. He has worked with Hall Chadwick from 2016, with demonstrated complex problem-solving through critical thinking in small and medium businesses, to large, international and publicly listed companies. During this time, Mr. Dominish has been appointed as officeholder of financial distressed entities and achieved reorganization and restructuring outcomes.

He currently serves as a Partner of Hall Chadwick in Australia, the Vice President of Thriive WA Inc. and has previously held leadership roles with the inaugural Australian Restructuring, Insolvency, and Turnaround Associations’ Young Professional Committee and the Restructuring Insolvency Network of Western Australia. Mr. Dominish holds a Bachelor of Commerce in Accounting and Marketing from the University of Western Australia (B Com. Accounting & Marketing), a Graduate Diploma of Chartered Accountancy issued by the Institute of Chartered Accountants Australian and New Zealand (Grad Dip. Chartered Accounting), a Public Practice Certificate issued by Institute of Chartered Accountants Australian and New Zealand (CAANZ PPC), a Master of Business Administration from the University of Western Australia with Distinction (MBA magna cum laude) and is a Graduate Member of the Australian Institute of Company Directors (AICD). We believe that Mr. Dominish’s experience in evaluating financial and strategic options and the operations of companies in diverse industries make him a valuable member of our management team.

Board of Directors

We will further be supported by our board of directors, comprised of senior leaders who have significant broad based business leadership experience. They come from a wide range of sub-sectors and functional areas and will provide us with access to their expertise and extensive industry networks from which we intend to source and evaluate targets as well as devise plans to optimize any business that we acquire. The members of the board of directors described below will be appointed simultaneously with the effectiveness of the registration statement of which this prospectus forms a part.

Greg Woszczalski - Independent Director

Gregory Woszczalski, our director has over 25 years of experience working across various sectors of the small-to-medium enterprise (SME) market, with a focus on structuring and implementing cash flow and financing solutions, as well as advising on corporate restructuring. Since 2023, Mr. Woszczalski has served as Executive Chairman of Dynamoney Limited (formerly Grow Finance), a leading non-bank business lender in Australia, which he co-founded in 2016. Under his leadership, the company was recognized as the fastest-growing company in Australia in 2021 by the AFR Fast 100 and was ranked among the top 10 fastest-growing companies in the Asia-Pacific region by the Financial Times in both 2022 and 2023. Prior to serving as Executive Chairman, Mr. Woszczalski was Director and Co-Chief Executive Officer of Dynamoney from 2020 – 2023. Before Dynamoney, Mr. Woszczalski co-founded 180 Group in 2003, which grew into a prominent non-bank lender and was later acquired by an ASX-listed entity in 2015. He began his career at Merrill Lynch, where he specialized in institutional debt and derivatives trading, working closely with the debt capital markets team and reporting to Merrill Lynch’s global division on debt market transactions and capital flows.

Mr. Woszczalski has served on the boards of various organizations, including ASX-listed Ovanti Ltd, the Turnaround Management Association of Australia, the Debtor and Invoice Finance Association of Australia and New Zealand, and several unlisted entities. He holds a Master of Business Administration (MBA), a Bachelor of Commerce (Economics), a Graduate Diploma in Financial Planning, and was previously a Registered Representative of the Sydney Futures Exchange. He also held U.S. Series 3 and Series 7 licenses.

Mr. Woszczalski has extensive experience in financial reporting, internal controls, and regulatory compliance, developed through over two decades of leadership in licensed and ASX-regulated financial services firms. He currently chairs the Audit and Risk Committee at Dynamoney Limited and has actively supervised financial officers and auditors in prior executive roles at 180 Group and Dynamoney Limited.

He has also worked closely with audit and compliance professionals to oversee accounting estimates, accruals, and reserves, and has implemented internal control frameworks aligned with COSO and ISO 31000 standards. While he has not filed reports under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, he has a strong working knowledge of U.S. GAAP, SEC, PCAOB, and AICPA principles.

He also brings board-level experience in cybersecurity, environmental sustainability, and climate-related risk, with these matters regularly addressed under his leadership at both Dynamoney Limited and 180 Group. We believe Mr. Woszczalski’s business experience and industry expertise make him qualified to serve on the board of directors.

Chris Dirckze - Independent Director

Chris Dirckze, our director nominee is a seasoned banking and finance professional with over 25 years of experience across the Australasian, UK, and European markets. Since 2021, Mr. Dirckze has served as a Partner at Gadens Lawyers. Prior to that, Mr. Dirckze was Special Counsel at Mill Oakley from 2018 – 2021. Mr. Dirckze has advised global banks, financial institutions, family offices, and private credit providers on complex legal and financial matters, including high-value mergers and acquisitions, corporate restructurings, and syndicated loan market placements. He has extensive experience in contract negotiation, credit risk assessment, and legal strategy, particularly in connection with growth-stage companies and private clients.

Prior to his current roles, Mr. Dirckze held senior positions at Brookfield Multiplex and the Commonwealth Bank of Australia, where he focused on credit risk, global markets, and structured finance. His experience spans multiple sectors, including real estate, infrastructure, mining and resources, industrials, and technology, media, entertainment, and telecommunications (TMET).

Mr. Dirckze holds a Bachelor of Arts and a Bachelor of Laws (BA/LLB) from Macquarie University in Australia. He has also served on various committees of the Asia Pacific Loan Market Association. We believe Mr. Dirckze’s business experience and industry expertise make him qualified to serve on the board of directors.

Matthew Hudson – Independent Director

Matt Hudson has been involved in the resources industry for over 20 years during which time he has held board positions in listed companies both in Australia and Canada. He was a founding director of Sendero Resources (TSX-V:SEND) and one of the founding shareholders of Sierra Madre Gold & Silver (TSX-V:SM). Matt is currently on the board of Portia Resources Pty Ltd which owns and operates the Portia gold and copper mine in South Australia as well as the Paratoo copper and rare earths project. Prior to his involvement in the resources industry he worked in corporate finance with both Credit Suisse and Arthur Andersen. Matt holds a Bachelor of Commerce degree from the University of Melbourne.

Number and Terms of Office of Officers and Directors

Our board of directors will consist of five members and will be divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended & restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which will consist of Messr. Gregory Woszczalski will expire at our first annual general meeting. The term of office of the second class of directors, which will consist of Messrs. Matthew Hudson and Christopher Dirckze, will expire at the second annual general meeting. The term of office of the third class of directors, which will consist of Messrs. Alex Bono and Aaron Dominish, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended & restated memorandum and articles of association.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent shareholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, Hall Chadwick Capital LLC, Alex Bono, Aaron Dominish, Chris Dircke, Greg Woszczalski, Pete Beckhouse and Matt Hudson would have each filed one late Form 3 after the effective date of our registration statement for the initial public offering.

Board Committees

Audit Committee

We have established an audit committee of the Board of Directors. Gregory Woszczalski, Christopher Dirckze, and Matthew Hudson serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Messrs. Woszczalski, Dirckze, and Hudson, each meet the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act, and Mr. Gregory Woszczalski serves as chairman of the audit committee.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of directors who are “financially literate” as defined under NASDAQ’s listing standards. The NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NASDAQ Global Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Mr. Gregory Woszczalski satisfies NASDAQ’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. Christopher Dirckze, Gregory Woszczalski, and Matthew Hudson, each of whom meets the independent director standard under NASDAQ’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Ms. Dirckze serves as Chairman of our compensation committee.

The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Other Board Committees

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Dirckze, Woszczalski, and Hudson. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for appointment at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our Insider Trading Policy has been filed as Exhibit 19 to this Annual Report.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws, a copy of which is filed as an exhibit to this Annual Report. We will make a printed copy of our code of ethics available to any shareholder who so requests. Requests for a printed copy may be directed to us as follows: Hall Chadwick Acquisition Corp., 1 North Bridge Road, #18-06 High Street Centre, Singapore, 179094 Attention: Chief Operating Officer.

Item 11. EXECUTIVE COMPENSATION.

None of our executive officers or directors have received any cash compensation for services rendered. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to any of our sponsor, officers or directors, or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account: (i) repayment of loans made to us by our sponsor to cover offering-related and organization expenses, (ii) repayment of loans that our sponsor, members of our management team or any of their respective affiliates may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate or designee of a total of $20,000 per month for office space, utilities, and shared personnel support services, (iv) at the closing of our initial business combination, at the option of our management team, a customary advisory fee, finder’s fee and/or success fee, to a person or entity associated with certain of our officers and directors, in an amount that constitutes a market standard advisory fee for comparable transactions and services provided; and (vi) to reimburse for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination. Our audit committee will review on a quarterly basis all payments made by us to our sponsor, officers or directors or any of their controlled affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our named executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

The table below represents beneficial ownership of our Class A ordinary shares and Class B ordinary shares and is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. The table does not reflect record or beneficial ownership of any outstanding rights as no rights are exercisable within 60 days.

The beneficial ownership of the Company’s voting ordinary shares is based on 21,314,000 Class A ordinary shares and 7,883,293 Class B ordinary shares outstanding, except as otherwise indicated.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of Class A Ordinary Shares Beneficially		Number of Class B Ordinary Shares Beneficially	Approximate Percentage of Outstanding Ordinary Shares
Name and Address of Beneficial Owner(1)	Owned		Owned(2)	Class A	Class B
Hall Chadwick Capital LLC(3)(4)	380,000	(5)	7,883,293	98.8%	98.8%
Alex Bono(3)(4)	-		25,000	-	-
Peter Beckhouse	-		15,000	-	-
Aaron Dominish(3)(4)	-		15,000	-	-
Gregory Woszczalski	-		10,000	-	-
Matt Hudson	-		10,000	-	-
Chris Dirckze	-		10,000	-	-
All officers, directors and director nominees as a group (7 persons)	380,000		6,864,639	100%	100%
Saba Capital Management L.P.(6)	870,315
Meteora Capital, LLC(7)	-
Adage Capital Management L.P(8)	1,620,000

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 1 North Bridge Road, #18-06 High Street Centre, Singapore, 179094.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares in connection with or the consummation of our initial business combination or at any time and from time to time at the option of the holder on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”
(3)	Hall Chadwick Capital LLC, our sponsor, is the record holder of such shares. Alex Bono, our Chief Executive Officer, and Aaron Dominish, our Chief Financial Officer, are directors of our sponsor and control the management of our sponsor, including the exercise of voting and investment discretion over the securities of our company held by our sponsor. Accordingly, Mr. Bono and Mr. Dominish may be deemed to beneficially own such shares. Mr. Bono and Mr. Dominish disclaim any beneficial ownership of the securities held by the sponsor other than to the extent of their pecuniary interest therein. Includes 25,000 Class B ordinary shares directly held by Mr. Bono and 15,000 Class B ordinary shares held by Mr. Dominish, plus 7,883,293 Class B ordinary shares held by our sponsor.
(4)	The non-managing sponsor investors are expected to indirectly purchase, through the purchase of non-managing sponsor membership interests, 305,000 private placement units at a price of $10.00 per unit in a private placement that will close simultaneously with the closing of this offering. Subject to the non-managing sponsor investors purchasing, through the sponsor, the private placement units allocated to them simultaneously with the closing of this offering, the sponsor will issue membership interests at a nominal purchase price to the non-managing sponsor investors reflecting their interest in an aggregate of 2,656,000 founder shares held by the sponsor. The non-managing sponsor investors will have no right to vote the founder shares, private placement units or securities underlying the private placement units that they hold indirectly through their membership interests in the sponsor.
(5)	Interests shown consist solely of Class A ordinary shares included in the private placement units held by our sponsor.
(6)	Based on a Schedule 13G filed on January 12, 2026 by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (together, the “Reporting Persons”). The address of the business office of each of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(7)	Based on a Schedule 13G filed on February 6, 2026 by Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”) with respect to the Common Stock (as defined in Item 2(d)) held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”); and (ii) Vik Mittal, who serves as the Managing Member of Meteora Capital, with respect to the Common Stock held by the Meteora Funds. Goldman Sachs is a subsidiary of GS Group. The address of the principal business office for each of the Reporting Persons is: 1200 N Federal Hwy, #200, Boca Raton FL 33432.
(8)	Based on a Schedule 13G filed on February 12, 2026 by Adage Capital Management, L.P., a Delaware limited partnership (“ACM”), as the investment manager of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), (ii) Robert Atchinson (“Mr. Atchinson”), as (1) managing member of Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACA”), managing member of Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”), general partner of ACP and (2) managing member of Adage Capital Partners LLC, a Delaware limited liability company (“ACPLLC”), general partner of ACM, with respect to the Class A Ordinary Shares, (iii) Phillip Gross (“Mr. Gross”), as (1) managing member of ACA, managing member of ACPGP and (2) managing member of ACPLLC, general partner of ACM. The address of the business office of each of the Reporting Persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. We have filed our code of ethics as an exhibit to this Annual Report.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that commonly renders valuation opinions, that our initial business combination is fair to our company from a financial point of view.

Founder shares

In May 2025, the sponsor paid $25,000 to cover certain of our offering costs in consideration for 7,883,293 founder shares, which were issued on May 22, 2025.

Our initial holders, sponsor and our management team have agreed not to transfer, assign or sell any founder shares (except to permitted transferees), until the earlier of: (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, the letter agreement provides that, in connection with an initial business combination, the initial holders may transfer, assign or sell their founder shares with our consent to any person or entity that agrees in writing to be bound by the transfer restrictions set forth in the prior sentence, and any such transferee shall be a permitted transferee under the letter agreement.

Private Placement

Simultaneously with the initial public offering, our sponsor and CCM purchased in a private placement an aggregate of 614,000 placement units for an aggregate purchase price of $6.14 million. Of the placement units purchased by the sponsor, the non-managing sponsor investors purchased, indirectly through the purchase of non-managing sponsor membership interests, an aggregate of 305,000 placement units. As a result, the sponsor issued additional membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of approximately 3.05 million founder shares held by the sponsor. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement rights, which will expire worthless if we do not consummate a business combination within the completion window.

The placement rights underlying the placement units are identical to the rights sold as part of the units in the initial public offering except that: (1) they will not be redeemable by us; (2) they (including the Class A ordinary shares issuable upon exercise of these rights) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these rights) are entitled to registration rights. In addition, with respect to placement rights held by CCM and/or its designees, such placement rights will be subject to the lock-up and registration rights limitations imposed by FINRA Rule 5110 and the placement rights will not be exercisable more than five years from the commencement of sales in the initial public offering in accordance with FINRA Rule 5110(g)(8).

Promissory Note — Related Party

On November 24, 2025, we issued an unsecured promissory note to the sponsor, (the “Promissory Note”), pursuant to which we could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2025 or (ii) the consummation of the initial public offering. We repaid the outstanding balance of the Promissory Note at the closing of the initial public offering on November 24, 2025. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor has committed to loan us up to $2,500,000 and may, but is not obligated to, loan us additional funds to fund our additional working capital requirements and transaction costs (“Working Capital Loans”). If we complete a business combination, we may repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units upon consummation of the business combination at a price of $10.00 per unit. The units would be identical to the placement units. Prior to the completion of the initial business combination, the Company does not expect to seek loans from parties other than the sponsor or an affiliate of the sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. There were $0 of working capital loans outstanding as of December 31, 2025.

Registration Rights

Pursuant to a registration rights agreement entered into on November 19, 2025, the holders of the founder shares, placement units (including securities contained therein) and units (including securities contained therein) that may be issued upon conversion of loans made by our sponsor or one of its affiliates, and their permitted transferees, have registration rights to require us to register a sale of any of our securities held by them (in the case of the founder shares, only after conversion to our Class A ordinary shares). These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. Notwithstanding the foregoing, CCM and/or its designees may not exercise their demand and “piggyback” registration rights after five and seven years after the commencement of sales of the initial public offering and may not exercise their demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services

Commencing on November 24, 2025, we pay an amount equal to $20,000 per month to our sponsor or its affiliate for certain office space, utilities, and shared personnel support services provided to us. Upon completion of a business combination or its liquidation, the Company will cease paying these monthly fees.

Trust Account Indemnification

Hall Chadwick Capital LLC has agreed that, if the trust account is liquidated without the consummation of a business combination, it will indemnify us to the extent any claims by a third party for services rendered or products sold to us, or any claims by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $9.99 per public share, except for any claims by any third party who executed a waiver of any and all rights to seek access to the trust account, regardless of whether such waiver is enforceable, and except for claims arising from our obligation to indemnify the underwriters of the initial public offering pursuant to the underwriting agreement. We have not independently verified whether Hall Chadwick Capital LLC has sufficient funds to satisfy its indemnity obligations, we have not asked Hall Chadwick Capital LLC to reserve for such obligations and it may not be able to satisfy those obligations. We believe the likelihood of Hall Chadwick Capital LLC having to indemnify the trust account is limited because we endeavor to have all third parties that provide products or services to us and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

In addition, members of our management team and our board of directors directly or indirectly own founder shares and/or placement units, as set forth in “Principal Shareholders,” and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.” Accordingly, if any of the above directors or officers become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Each of the holders of the founder shares and placement units has agreed that his, her or its founder shares and placement shares, as applicable, will be subject to transfer restrictions and that he, she or it will not sell or transfer such shares until the applicable forfeiture provisions no longer apply. Holders of founder shares and placement shares have agreed to waive their redemption rights with respect to their founder shares and placement shares, as applicable, (i) in connection with the consummation of a business combination, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window and (iii) if we fail to consummate a business combination within the completion window or if we liquidate prior to the expiration of the completion window. Our sponsor, officers and directors have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window. However, our sponsor, officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the completion window. To the extent our holders of founder shares or placement shares transfer any of these securities to certain permitted transferees, such permitted transferees will agree, as a condition to such transfer, to waive these same redemption rights. If we do not complete our initial business combination within the completion window, the portion of the proceeds of the sale of the placement units placed into the trust account will be used to fund the redemption of our public shares. There will be no redemption rights or liquidating distributions with respect to our founder shares, placement shares or placement rights, which will expire worthless if we do not consummate an initial business combination within the completion window. Except as described above, the founder shares, placement units and their underlying securities will not be transferable, assignable or salable.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Prior to or in connection with the completion of our initial business combination, there may be payment by the company to any of our sponsor, officers or directors, or any of their respective affiliates, of consulting fees, finder’s fees, advisory fees or success fees for any services they render in order to effectuate the completion of our initial business combination, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account. See “Risk Factors — We may engage one or more affiliates of our sponsor, officers or directors or their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.”

●	our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Our sponsor has invested in us an aggregate of $3,825,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.003 per share) and the $3,800,000 purchase price for the placement units (or $10.00 per unit). The placement rights underlying the placement units may be exercised cashlessly. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares and if our sponsor were required to pay cash to exercise the placement rights.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

●	Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Alex Bono	Clust AI	GPU Cloud Rental	Chief Executive Officer
Aaron Dominish	Hall Chadwick	Accounting advisory services	Partner
Peter Beckhouse	Cereus Consulting	Venture capital consulting	Founder and Director
Greg Woszczalski	Dynamoney Ltd	Finance	Interim Chief Executive Officer and Executive Chairman
Chris Dirckze	Gadens Lawyers	Legal Services	Partner
Matthew Hudson	Paratoo Resources Pty Ltd Portia Resources Pty Ltd	Mining and Finance	Management

(1)	Each of the entities listed in this table may have priority and preference relative to our company with respect to the performance by each individual listed in this table of his or her obligations and the presentation by each such individual of business opportunities.

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination, because, although many of the foregoing entities are involved in the financial services industry broadly defined, the specific industry focuses of a majority of these entities differ from our focus on financial technology businesses and the type or size of the transaction that such companies would most likely consider are of a size and nature substantially different than what we are targeting.

Our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination. In addition, until we consummate our initial business combination, affiliates of our sponsor, and our officers and directors may also participate in the formation of, or become an officer or director of, another special purpose acquisition company.

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of Messrs. Woszczalski, Dirckze, and Hudson are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Pipara & Co LLP, or Pipara, acted as our independent registered public accounting firm since incorporation on May 22, 2025. The following is a summary of fees paid or to be paid to Pipara for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our S-1 and closing financial statements following consummation of the IPO, as well services that are normally provided by Pipara in connection with regulatory filings. The aggregate fees billed by Pipara for professional services rendered for the audit of our annual financial statements, the initial public offering and other required filings with the SEC for the period to December 31, 2025 was $43,550.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Pipara for any audit-related services during the years ended December 31, 2025.

Tax Fees

For the year ended December 31, 2025, Pipara did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

We did not pay Pipara for other services for the years ended December 31, 2025.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee was formed upon the consummation of the initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements:

(2)	Financial Statements Schedules:

None.

(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. Copies of the exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Report of Independent Registered Public Accounting firm

To the Shareholders and the Board of Directors of

Hall Chadwick Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying condensed balance sheet of Hall Chadwick Acquisition Corp. (HCAC) (the “Company”) as of December 31, 2025, the related condensed statements of operations, condensed statements of changes in shareholders’ deficit, and condensed statement of cash flows, for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Company’s Ability to Continue as a Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2025, The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company may pursue an acquisition opportunity in any business or industry. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the period available to consummate a Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

New York Office: 1270, Ave of Americas, Rockefeller Center, FL7, New York – 10020, USA +1 (646) 387 - 2034	Corporate Office: “Pipara Corporate House” Near Bandhan Bank Ltd., Netaji Marg, Law Garden, Ahmedabad - 380006	Dubai Office: 1011, B-Block, Mazaya Centre, Sheikh Zayed Rd - Al Wasl - Dubai - UAE	Mumbai Office: #3, 13th floor, Tradelink, ‘E’ Wing, A - Block, Kamala Mills, Senapati Bapat Marg, Lower Parel, Mumbai - 400013	Delhi Office: Green Park Desq Work, Gate No. 1, 49/1 Yusuf Sarai, Nr. Green Park Metro Station, Delhi - 110016	Hyderabad Office: 509, Sandhya Techno - 1, Opp. KIMS Hospital, Raidurgam, Hyderabad Telangana, India, 500036
naman@pipara.com	T: + 91 79 40 370370	info@pipara.com	E: pipara@pipara.com	chintan.jain@pipara.com	sharyansh.ranka@pipara.com

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

PIPARA & CO LLP (6841)

/s/ PIPARA & CO LLP

We have served as the Company’s auditor since 2025

Place: New Delhi, India

Date: April 15, 2026

New York Office: 1270, Ave of Americas, Rockefeller Center, FL7, New York – 10020, USA +1 (646) 387 - 2034	Corporate Office: “Pipara Corporate House” Near Bandhan Bank Ltd., Netaji Marg, Law Garden, Ahmedabad - 380006	Dubai Office: 1011, B-Block, Mazaya Centre, Sheikh Zayed Rd - Al Wasl - Dubai - UAE	Mumbai Office: #3, 13th floor, Tradelink, ‘E’ Wing, A - Block, Kamala Mills, Senapati Bapat Marg, Lower Parel, Mumbai - 400013	Delhi Office: Green Park Desq Work, Gate No. 1, 49/1 Yusuf Sarai, Nr. Green Park Metro Station, Delhi - 110016	Hyderabad Office: 509, Sandhya Techno - 1, Opp. KIMS Hospital, Raidurgam, Hyderabad Telangana, India, 500036
naman@pipara.com	T: + 91 79 40 370370	info@pipara.com	E: pipara@pipara.com	chintan.jain@pipara.com	sharyansh.ranka@pipara.com

HALL CHADWICK ACQUISITION CORP.

CONDENSED BALANCE SHEET

DECEMBER 31, 2025

ASSETS
Current assets
Cash	$631,366
Prepaid expenses – current insurance	79,311
Total Current Assets	710,677

Long term prepaid expenses	62,375
Cash and investments held in Trust Account	207,786,276
TOTAL ASSETS	$208,559,328

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$4,667
Accounts payable	54,883
Total Current Liabilities	59,550
Deferred underwriting fee	8,280,000
Total Liabilities	8,339,550

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 20,700,000 shares at $10.00 per share redemption value	207,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 614,000 shares issued and outstanding (excluding 20,700,000 shares subject to possible redemption)	61
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,883,293 shares issued and outstanding	788
Additional paid-in capital	(7,433,994)
Accumulated earning (deficit)	652,922
Total Shareholders’ Deficit	(6,780,223)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$208,559,328

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM MAY 22, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025
Formation, general, and administrative costs	$133,353
Loss from operations	(133,353)

Other income:
Interest earned on investments held in Trust Account	786,276

Net income	$652,923

Weighted average shares outstanding, Class A ordinary shares	3,536,404

Basic and diluted net income per share, Class A ordinary shares	$0.08

Weighted average shares outstanding, Class B ordinary shares	7,883,293

Basic and diluted net income per share, Class B ordinary shares	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM MAY 22, 2025 (INCEPTION) TO DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 22, 2025 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B ordinary shares to Sponsor	-	-	7,883,293	788	24,212	-	25,000

Net loss	-	-	-	-	-	(20,313)	(20,313)

Balance – December 31, 2025	-	-	7,883,293	788	24,212	(20,313)	4,687

Sale of 614,000 Private Placement Units	614,000	61	-	-	6,139,939	-	6,140,000

Forfeiture of Founder Shares	-	-	-	-	-		-

Fair value of rights included in Public Units	-	-	-	-	363,064	-	3,740,000

Allocated value of transaction costs to Class A ordinary shares	-	-	-	-	(1,128,144)	-	(1,128,144)

Accretion for Class A ordinary shares to redemption amount	-	-	-	-	(12,833,063)	-	(12,833,063)

Net income	-	-	-	-	-	673,235	673,235

Balance – December 31, 2025	614,000	$61	7,883,293	$788	$(7,433,994)	$652,922	$(6,780,222)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 22, 2025 (INCEPTION) TO DECEMBER 31, 2025

Amount ($)
Cash Flows from Operating Activities:
Net income	652,922
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(786,276)
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	20,313
Changes in operating assets and liabilities:
Prepaid expenses	(141,686)
Accounts Payable and Accrued Expenses	59,549
Net cash used in operating activities	(195,177)

Cash Flows from Investing Activities:
Cash and investments held in Trust Account	(207,000,000)
Net cash used in investing activities	(207,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	202,810,000
Proceeds from sale of Private Units	6,140,000
Proceeds from promissory note – related party	63,011
Repayment of promissory note – related party	(63,011)
Funds held by Sponsor	4,687
Payment of offering costs	(1,128,144)
Net cash provided by financing activities	207,826,543

Net Change in Cash	631,366
Cash – Beginning of period	-
Cash – End of period	631,366

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	4,687
Accretion of Class A ordinary shares to redemption value	16,189,688
Deferred underwriting fee	8,280,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Hall Chadwick Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 22, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company may pursue an acquisition opportunity in any business or industry.

As of December 31, 2025, the Company had not yet commenced operations. All activity for the period from May 22, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Hall Chadwick Capital LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 19, 2025. On November 24, 2025, the Company consummated the Initial Public Offering of 20,700,000 units (the “Units”), which included the exercise by the underwriters of their entire over-allotment option of 2,700,000 Units, at $10.00 per Unit, generating gross proceeds of $207,000,000. Each Unit consists of one Class A ordinary share (the “Public Share”), and one right entitling the holder thereof to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination (the “Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 614,000 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,140,000. Each Private Placement Unit consists of one Class A ordinary share (each, a “private placement share”) and one right entitling the holder thereof to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination (each, a “private placement right”). The Private Placement Units were purchased by Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”) (222,300 Units), Clear Street LLC (“Clear Street”) (11,700 Units), and the Sponsor (380,000 Units).

Transaction costs amounted to $13,548,144, consisting of $4,140,000 cash underwriting fee, $8,280,000 of deferred underwriting fee, and $1,128,144 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination.

However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Following the closing of the Initial Public Offering on November 24, 2025, an amount of $207,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, or in cash or cash like items (including demand deposit accounts) at a bank, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem, regardless of whether they abstain, vote for, or against, a Business Combination, all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within the completion window (as defined below), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (as defined below) (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Given that the Public Shares were issued with other freestanding instruments (i.e., public rights), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value will equal the redemption value on such date. The accretion or remeasurement was recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and were classified as such on the balance sheet until such date that a redemption event takes place.

Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against any proposed Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) will agree to vote their Founder Shares, private placement shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders will agree to waive their redemption rights with respect to their Founder Shares, private placement shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor, executive officers and directors have agreed, pursuant to a letter agreement, that they will not propose any amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering or during any extended time that the Company has to consummate a business combination beyond 24 months as a result of a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association (the “completion window”), the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In such event, the rights will expire and be worthless.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses).

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and private placement shares if the Company fails to complete a Business Combination within the completion window. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the completion window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the completion window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had $631,366 of cash held outside the trust account and working capital of $652,229. The Company will use such funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2025, the Company had sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

The Company does not believe that it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

Source of Funds	Approximate Amount ($)	Availability
Trust Account	$207,000,000	Restricted. Available solely for redemption of public shares, payment of taxes and completion of an initial business combination
Interest Income	Variable	May be used to pay franchise and income taxes and certain dissolution expenses
Cash Held Outside Trust	Approximately $631,366	Available for general corporate purposes

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 21, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 26, 2026. The interim results for the three months ended December 31, 2025 and for the period from May 22, 2025 (inception) through December 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $631,366 in cash and no cash equivalents as of December 31, 2025.

Marketable Securities Held in Trust Account

As of December 31, 2025, the assets held in the Trust Account, amounting to $207,786,276 were held in cash and in treasury bills.

All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public and Placement Rights were charged to shareholders’ deficit as Public and Placement Rights were accounted for under equity treatment after management’s evaluation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Share rights

The Company accounts for the Public Rights and private placement rights (together, the “rights”) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights as permanent equity at their assigned value.

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$207,000,000
Less:
Proceeds allocated to Public Rights	(4,140,000)
Class A ordinary shares issuance cost	(13,548,607)
Plus:
Remeasurement of carrying value to redemption value	17,688,607
Class A Ordinary Shares subject to possible redemption, November 24, 2025	207,000,000
Plus:
Remeasurement of carrying value to redemption value	786,276
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$207,786,276

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income (loss) per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income (loss) per Ordinary Share does not consider the effect of the Rights issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the year ended December 31, 2025 was less than the exercise price and therefore, the inclusion of such Rights under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

	For the Period from May 22, 2025 (inception) through December 31, 2025
	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$652,922	$(122,949)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	8,666,132	7,883,293
Basic and diluted net income per ordinary share	$0.22	$(0.02)

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted ASU 2023-07.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on November 24, 2025, the Company sold 20,700,000 Units, which include the complete exercise by the underwriters of their over-allotment option of 2,700,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $207,000,000. Each Unit consists of one Class A ordinary share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 614,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,140,000. Each Private Placement Unit consists of one Class A ordinary share and one right entitling the holder thereof to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination. The Private Placement Units were purchased by Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”) (222,300 Units), Clear Street LLC (“Clear Street”) (11,700 Units), and the Sponsor (380,000 Units).

The Private Placement Units are identical to the Units sold in the Initial Public Offering except that, so long as they are held by the Sponsor, CCM, Clear Street or their permitted transferees, the Private Placement Units (including their component securities) (i) may not (including the Class A ordinary shares issuable upon conversion of the private placement rights), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination and (ii) are entitled to registration rights.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, private placement shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, private placement shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private placement shares if the Company fails to complete the initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the completion window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares or private placement shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On May 22, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 7,883,293 founder shares (“Founder Shares”) to the Sponsor. All share and per share data has been retrospectively presented. On November 24, 2025, the underwriters exercised their over-allotment option in full. As a result of the complete exercise of the over-allotment option by the underwriters, no Founder Shares were forfeited, resulting in the Sponsor holding 7,883,293 founder shares.

The Company’s Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s Initial Shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Administrative Support Agreement

Commencing on November 24, 2025, the date the Company’s securities were first listed on Nasdaq, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended December 31, 2025, the Company incurred $20,000, in fees. As of December 31, 2025, the Company accrued $20,000 under accrued expenses in the accompanying unaudited condensed balance sheet.

Promissory Note — Related Party

On July 25, 2025, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the earlier of December 31, 2025 or the closing of the Initial Public Offering or the date on which the Company determines not to proceed with such Initial Public Offering. The Company intended to repay the Note from the proceeds of the Initial Public Offering not being placed in the Trust Account. On November 28, 2025, the Company repaid the $63,010 of outstanding borrowings under the Note. Borrowings under the note are no longer available.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the Founder Shares, Private Placement Units, private placement shares and private placement units that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on November 24, 2025. The holders of these securities are entitled to make up to three demands, excluding short-from demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the effective date of the registration statement to purchase up to 2,700,000 additional Units at the Initial Public Offering price less underwriting discounts and commissions. On November 24, 2025, the underwriters completely exercised their over-allotment option, purchasing 2,700,000 units.

The underwriters were entitled to an underwriting discount of $4,140,000, which was paid in cash to the underwriters at the closing of the Initial Public Offering.

In addition, the underwriters are entitled to a deferred underwriting discount of $0.40 per unit, or approximately $8,280,000 in the aggregate. The deferred underwriting discounts and commissions will be payable to the underwriters upon the closing of the initial Business Combination as follows: up to $0.40 per unit sold in the Initial Public Offering shall be paid to the underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with the initial Business Combination.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, there were 614,000 Class A ordinary shares issued and outstanding, excluding 20,700,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On July 25, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 7,883,293 founder shares (up to 1,018,654 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). On November 24, 2025, the underwriters exercised their over-allotment option. As a result of the exercise of the over-allotment option by the underwriters, 1,018,654 founder shares are no longer subject to forfeiture, resulting in the Sponsor holding 7,883,293 founder shares as of December 31, 2025.

The Founder Shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or at any time and from time to time at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (excluding the Class A ordinary shares underlying the Private Placement Units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Memorandum and Articles of Association or as required by the Companies Act of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Memorandum and Articles of Association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Memorandum and Articles of Association, such actions include amending the Amended and Restated Memorandum and Articles of Association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares (i) have the right to vote on the appointment and removal of directors and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Amended and Restated Memorandum and Articles of Association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025
Assets:
Cash	1	$631,366
Cash and investments held in Trust Account	1	$207,786,276

The following table presents information about the Company’s equity instruments that are measured at fair value on November 24, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

The fair value of Public Rights was determined using the Binomial / Lattice Model at Level 3 of the fair value hierarchy. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

November 24, 2025
Traded unit price	$10.02
Expected term to De-SPAC (Years)	2.00
Probability of De-SPAC and instrument-specific market adjustment	17.0%
Risk-free rate (continuous)	3.64%

Management have assessed the probability of De-SPAC and instrument-specific market adjustment on the basis of unobservable inputs. In arriving at the figure in the above table, management has considered historical SPAC completion rate, market-implied probability of the rights being exercised, probability of the rights being exercised after BCA, and the current redemption rate environment.

A sensitivity analysis with differing probability of De-SPAC and instrument-specific market adjustment rates is below:

Probability Assumption	FV per Right (Binomial)	Total FV — All Rights	Change vs. Base
10%	$0.1002	$213,566	$	(−149,497)
12%	$0.1202	$256,279	$	(−106,784)
15%	$0.1503	$320,349	$	(−42,714)
17% ← Base case	$0.1703	$363,063		-
20%	$0.2004	$426,932	$	+63,869
25%	$0.2505	$533,665	$	+170,602
30%	$0.3006	$640,399	$	+277,336

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

December 31, 2025
Cash	$631,366
Cash and investments held in Trust Account	$207,786,276

For the Period from May 22, 2025 (inception) through December 31, 2025
Formation, general, and administrative costs	$133,353
Interest earned on investments held in Trust Account	$786,276

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued.

The Company refers to the press release dated 1 April 2026 with respect to the letter of intent entered with REEcycle Holdings, Inc. for a proposed de-SPAC business combination. The proposed transaction values REEcycle at approximately US$600 million, assuming no redemptions by HCAC public shareholders.

Based upon this review and other than as disclosed in this Note 10, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 20, 2025 by and among the Company, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Clear Street LLC. (1)
3.1	First Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Share Rights Certificate (2)
4.4	Share Rights Agreement, dated November 20, 2025, between Continental Stock Transfer & Trust Company and the Company. (1)
4.5*	Hall Chadwick Acquisition Corp. Description of Securities
10.1	Letter Agreement, dated November 20, 2025, by and among the Company, the officers and directors of the Company and Hall Chadwick Capital LLC. (1)
10.2	Investment Management Trust Agreement, dated November 20, 2025, between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Registration Rights Agreement, dated November 20, 2025, between the Company, Hall Chadwick Capital LLC, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Clear Street LLC. (1)
10.4	Private Placement Units Purchase Agreement, dated November 20, 2025, between the Company and Hall Chadwick Capital LLC. (1)
10.5	Private Placement Units Purchase Agreement, dated November 20, 2025, between the Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC. (1)
10.6	Private Placement Units Purchase Agreement, dated November 20, 2025, between the Company and Clear Street LLC. (1)
10.7	Administrative Services Agreement, dated November 20, 2025, between the Company and Hall Chadwick Capital LLC (1)
10.8	Form of Indemnity Agreement (1)
10.9	Securities Subscription Agreement between the Company and Hall Chadwick Capital LLC. (2)
14.1	Code of Ethics (2)
19*	Insider Trading Policies and Procedures
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97*	Policy Related to Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 26, 2025
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-289333)

Item 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALL CHADWICK ACQUISITION CORP.

Dated: April 15, 2026	/s/ Alex Bono
Alex Bono Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alex Bono	Chief Executive Officer and Director	April 15, 2026
Alex Bono	(Principal Executive Officer)

/s/ Aaron Dominish	Chief Financial Officer and Director	April 15, 2026
Aaron Dominish	(Principal Financial and Accounting Officer)

/s/ Chris Dirckze	Director	April 15, 2026
Chris Dirckze

/s/ Greg Woszczalski	Director	April 15, 2026
Greg Woszczalski

/s/ Matthew J. Hudson	Director	April 15, 2026
Matthew J. Hudson