Form 10-Q
period 2026-03-31
Hall Chadwick Acquisition Corp
filed 2026-05-26
CIK 2079013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

(+65) 9088 2642

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 26, 2026, there were 21,314,000 Class A ordinary shares, $0.0001 par value and 7,886,293 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HALL CHADWICK ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheet as of March 31, 2026 and as of December 31, 2025 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended March 31, 2026 and for the Period from May 22, 2025 (Inception) through March 31, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2026 and for the Period from May 22, 2025 (Inception) through March 31, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from May 22, 2025 (Inception) through March 31, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	22

Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	24
Item 6. Exhibits	24

Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED BALANCE SHEET

MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$463,036	$631,366
Prepaid expenses – current insurance	71,854	79,311
Total Current Assets	534,889	711,779

Long term prepaid expenses	45,020	62,375
Cash and investments held in Trust Account	209,621,481	207,786,276
TOTAL ASSETS	$210,201,391	$208,559,328

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	40,000	54,883
Accrued expenses	$4,667	$4,667
Total Current Liabilities	44,667	59,550

Deferred underwriting fee	8,280,000	8,280,000
Total Liabilities	8,324,667	8,339,550

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 20,700,000 shares at $10.00 per share redemption value	207,000,000	207,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 614,000 shares issued and outstanding (excluding 20,700,000 shares subject to possible redemption)	61	61
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,883,293 shares issued and outstanding	788	788
Additional paid-in capital	(7,433,994)	(7,433,994)
Accumulated profit	2,309,868	652,922
Total Shareholders’ Deficit	(5,123,276)	(6,780,223)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$210,201,391	$208,559,328

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2026	FOR THE PERIOD FROM MAY 22, 2025 (INCEPTION) THROUGH MARCH 31, 2026
Formation, general, and administrative costs	$(183,126)	$(311,813)
Loss from operations	(183,126)	(311,813)

Other income:
Interest earned on investments held in Trust Account	1,835,406	2,621,681

Net income	$1,652,279	$2,309,868

Weighted average shares outstanding, Class A ordinary shares	21,314,000	8,648,173

Basic and diluted net income per share, Class A ordinary shares	$0.08	$0.27

Weighted average shares outstanding, Class B ordinary shares	7,883,293	7,883,293

Basic and diluted net income per share, Class B ordinary shares	$0.21	$0.29

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND

FOR THE PERIOD FROM MAY 22, 2025 (INCEPTION) TO MARCH 31, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - May 22, 2025 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B ordinary shares to Sponsor	-	-	7,883,293	788	24,212	-	25,000

Net loss	-	-	-	-	-	(20,313)	(20,313)

Balance - May 22, 2025 (Inception)	-	-	7,883,293	788	24,212	(20,313)	4,687

Sale of 614,000 Private Placement Units	614,000	61	-	-	6,139,939	-	6,140,000

Forfeiture of Founder Shares	-	-	-	-	-	-	-

Fair value of rights included in Public Units	-	-	-	-	363,064	-	363,064

Allocated value of transaction costs to Class A ordinary shares	-	-	-	-	(1,128,144)	-	(1,128,144)

Accretion for Class A ordinary shares to redemption amount	-	-	-	-	(12,833,065)	-	(12,833,065)

Net income	-	-	-	-	-	2,330,181	2,330,181

Balance - March 31, 2026	614,000	$61	7,883,293	$788	$(7,433,994)	$2,309,868	$(5,123,276)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1, 2025 (INCEPTION) TO MARCH 31, 2026

(UNAUDITED)

	From Incorporation to March 31, 2026 Amount ($)	For the Three Months Ended March 31, 2026 Amount ($)
Cash Flows from Operating Activities:
Net income	2,309,868	1,652,279
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,621,481)	(1,835,205)
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	20,313	0
Changes in operating assets and liabilities:
Prepaid expenses	(116,874)	(24,812)
Accounts Payable and Accrued Expenses	44,667	34,520
Net cash used in operating activities	(363,507)	(173,218)

Cash Flows from Investing Activities:
Cash and investments held in Trust Account	(207,000,000)	0
Interest received on public securities invested outside the Trust account	0	200
Net cash used in investing activities	(207,000,000)	200

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	202,810,000	0
Proceeds from sale of Private Units	6,140,000	0
Proceeds from promissory note – related party	63,011	0
Repayment of promissory note – related party	(63,011)	0
Funds held by Sponsor	4,687	4,687
Payment of offering costs	(1,128,144)	0
Net cash provided by financing activities	207,826,543	4,687

Net Change in Cash	463,036	(168,331)
Cash – Beginning of period	-	631,366
Cash – End of period	463,036	463,036

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	4,687	4,687
Accretion of Class A ordinary shares to redemption value	12,833,065	12,833,065
Deferred underwriting fee	8,280,000	8,280,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

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

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from May 22, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Units, although substantially all the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. Given that the Public Shares were issued with other freestanding instruments (i.e., public rights), the initial carrying value of Class A ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value will equal the redemption value on such date. The accretion or remeasurement was recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and were classified as such on the balance sheet until such date that a redemption event takes place.

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had $463,036 of cash and working capital of $490,223.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2026, the Company had sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot assure you that its plans to consummate an Initial Business Combination will be successful.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 21, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 26, 2026, February 10, 2026, and April 1, 2026. The interim results for the three months ended March 31, 2026 and for the period from May 22, 2025 (inception) through March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, it has different application dates for public or private companies. The Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $112,835 in cash and $350,200 in cash equivalents as of March 31, 2026.

Investments Held in Trust Account

As of March 31, 2026, the assets held in the Trust Account, amounting to $209,621,481 were held in cash and in treasury bills.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit as the Public Rights and Private Placement Units, after management’s evaluation, were accounted for as permanent equity.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Share rights

The Company accounts for the Public Rights and private placement rights (together, the “rights”) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights as permanent equity at their assigned value.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$207,000,000
Less:
Proceeds allocated to Public Rights	(4,140,000)
Class A ordinary shares issuance cost	(13,693,607)
Plus:
Remeasurement of carrying value to redemption value	17,833,607
Class A Ordinary Shares subject to possible redemption, November 24, 2025	207,000,000
Plus:
Remeasurement of carrying value to redemption value	2,621,481
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$209,621,481

Net income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The Company’s condensed statements of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the dividend earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares include the Founder Shares, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended March 31, 2026		For the Period from May 22, 2025 (inception) through March 31, 2026
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,652,279	$(183,126)	$2,621,481	$(311,813)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	21,314,000	7,883,293	8,648,173	7,883,293
Basic and diluted net income per ordinary share	$0.08	$(0.02)	$0.30	$(0.04)

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on May 22, 2025, its date of incorporation.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Related party loans

On July 25, 2025, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the earlier of March 31, 2026 or the closing of the Initial Public Offering or the date on which the Company determines not to proceed with such Initial Public Offering. The Company intended to repay the Note from the proceeds of the Initial Public Offering not being placed in the Trust Account. On November 24, 2025, the Company repaid the $63,010 of outstanding borrowings under the Note. Borrowings under the note are no longer available.

Working capital loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026, the Company had no borrowings under the Working Capital Loans.

Administrative support agreement

Commencing on November 24, 2025, the date the Company’s securities were first listed on Nasdaq, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2026, the Company incurred $64,667 in fees. As of March 31, 2026, the Company accrued $4,667 under accrued expenses in the accompanying unaudited condensed balance sheet.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration rights

The holders of the Founder Shares, Private Placement Units, private placement shares and private placement units that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on November 24, 2025. The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Risks and uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026, there were 614,000 ordinary shares issued and outstanding, excluding 20,700,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On July 25, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 7,883,293 founder shares (up to 1,018,654 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). On November 24, 2025, the underwriters exercised their over-allotment option. As a result of the exercise of the over-allotment option by the underwriters, 1,018,654 founder shares are no longer subject to forfeiture, resulting in the Sponsor holding 7,883,293 founder shares as of March 31, 2026.

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026
Assets:
Cash and investments held in Trust Account	1	$209,621,481

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Rights issued in the Initial Public Offering is $3,740,000, or $0.17 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights issued in the Initial Public Offering:

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

A sensitivity analysis with differing probability of De-SPAC and instrument-specific market adjustment rates is below:

Probability Assumption	FV per Right (Binomial)	Total FV — All Rights	Change vs. Base
10%	$0.1002	$213,566	$(149,497)
12%	$0.1202	$256,279	$(106,784)
15%	$0.1503	$320,349	$(42,714)
17% ← Base case	$0.1703	$363,063	-
20%	$0.2004	$426,932	$63,869
25%	$0.2505	$533,665	$170,602
30%	$0.3006	$640,399	$277,336

NOTE 9. SEGMENT INFORMATION

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

March 31, 2026
Cash	$463,036
Cash and investments held in Trust Account	$209,971,681

	For the Three Months Ended March 31, 2026	For the Period from May 22, 2025 (inception) through March 31, 2026
Formation, general, and administrative costs	$183,126	$311,813
Interest earned on investments held in Trust Account	$1,835,406	$2,621,481

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued.

The Company refers to the announcement made on 1 April 2026 with respect to the letter of intent entered with REEcycle Holdings, Inc. for a proposed de-SPAC business combination. The proposed transaction values REEcycle at approximately US$600 million, assuming no redemptions by HCAC public shareholders.

Based upon this review and other than as disclosed in this Note 10, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Hall Chadwick Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Hall Chadwick Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on May 22, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Development

On April 1, 2026, the Company, announced that it had entered into a non-binding letter of intent (the “LOI”) with REEcycle Holdings, Inc. (“REEcycle”).

The LOI is an expression of mutual intent only and, except for certain specified provisions (including those relating to exclusivity, confidentiality, expenses, governing law, and similar matters), is non-binding and does not obligate any party to consummate a transaction or to enter into a definitive agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 22, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $1,652,279, which consists of interest earned on cash and investments held in Trust Account of $1,835,205, interest earned on investments held outside the Trust Account of $200, which are offset by formation, general and administrative costs of $183,126.

For the period from May 22, 2025 (inception) through March 31, 2026, we had net income of $2,309,868, which consists of interest earned on cash and investments held in Trust Account of $2,621,482, interest earned on investments held outside the Trust Account of $200, which are offset by formation, general and administrative costs of $311,813.

Liquidity and Capital Resources

On November 24, 2025, we completed the Initial Public Offering of 20,700,000 Units, at $10.00 per Unit, generating gross proceeds of $207,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 614,000 Private Placement Units at a price of $10.00 per Private Placement Units in a private placement to the Sponsor, CCM and Clear Street generating gross proceeds of $6,140,000.

Following the Initial Public Offering, the exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $207,000,000 was placed in the Trust Account. We incurred a total of $13,693,607 in transaction costs related to the initial public offering. We paid a total of $4,140,000 in cash underwriting discounts and commissions and $1,273,670 in other costs and expenses related to the initial public offering. In addition, the underwriter agreed to defer $8,280,000 in underwriting discounts and commissions, which would be payable only upon consummation of an initial business combination.

For the period from May 22, 2025 (inception) through March 31, 2026, cash used in operating activities was $363,507. Net income of $2,309,868 was affected by interest earned on investments held in Trust Account of $2,621,482, interest earned on investments held outside the Trust Account of $200 and formation costs paid by Sponsor in exchange of issuance of Class B ordinary shares of $20,313, payment of general and administrative costs of $291,500, and reclass of accrued offering costs to accrued expenses of $66,738. Changes in operating assets and liabilities used $72,207 of cash for operating activities.

As of March 31, 2026, we had cash and investments held in Trust Account of $209,621,481 (including approximately $2,621,481 of interest earnings) consisting of cash and treasury bills. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $463,036. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of one of our executive officers a monthly fee of $20,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on November 24, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred underwriting discount of $0.40 per unit, or approximately $8.28 million in the aggregate. The deferred underwriting discounts and commissions will be payable to the underwriters upon the closing of the initial Business Combination as follows: up to $0.40 per unit sold in the Initial Public Offering shall be paid to the underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with the initial Business Combination.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on May 22, 2025, its date of incorporation.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None to the knowledge of the Company.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 24, 2025, we consummated the Initial Public Offering of 20,700,000 Units, including 2,700,000 Units purchased by the underwriters to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $207,000,000. Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), acted as the book-running manager for the Initial Public Offering and Clear Street LLC (“Clear Street”) acted as joint book-running manager. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-289333). The SEC declared the registration statement effective on November 19, 2025.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 614,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,140,000. The Private Placement Units were purchased by CCM (222,300 Units), Clear Street (11,700 Units), and the Company’s sponsor, Hall Chadwick Capital LLC (380,000 Units). Each Private Placement Unit consists of one private placement share and one private placement right. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Units are identical to the Units sold in the Initial Public Offering, except that the Private Placement Units (including their component securities) are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Units, an aggregate of $207,000,000 was placed in the Trust Account.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97*	Policy Related to Recovery of Erroneously Awarded Compensation
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALL CHADWICK ACQUISITION CORP.

Dated: May 26, 2026	/s/ Alex Bono
Alex Bono Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alex Bono	Chief Executive Officer and Director	May 26, 2026
Alex Bono	(Principal Executive Officer)

/s/ Aaron Dominish	Chief Financial Officer and Director	May 26, 2026
Aaron Dominish	(Principal Financial and Accounting Officer)

/s/ Greg Woszczalski	Director	May 26, 2026
Greg Woszczalski

/s/ Matthew J. Hudson	Director	May 26, 2026
Matthew J. Hudson