Form 10-Q
period 2026-06-30
Hall Chadwick Acquisition Corp
filed 2026-08-19
CIK 2079013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-42962

HALL CHADWICK ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 North Bridge Road #18-06 High Street Centre Singapore	179094
(Address of principal executive offices)	(Zip Code)

(+65) 9088 2642

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one share right	HCACU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	HCAC	The Nasdaq Stock Market LLC
Share Rights, each right entitling the holder to receive one tenth (1/10) of a Class A ordinary share	HCACR	The Nasdaq Stock Market LLC

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2026, there were 21,314,000 Class A ordinary shares, $0.0001 par value and 7,883,293 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HALL CHADWICK ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheet as of June 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended June 30, 2026 and for the Period from May 22, 2025 (Inception) through June 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and for the Period from May 22, 2025 (Inception) through June 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from May 22, 2025 (Inception) through June 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23

Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25

Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2026

	June 30, 2026	December 31, 2025
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$35,741	$631,366
Prepaid expenses – current	69,413	79,311
Total Current Assets	105,154	710,667

Long term prepaid expenses	27,667	62,375
Cash and investments held in Trust Account	211,478,766	207,786,276
TOTAL ASSETS	$211,611,587	$208,559,328

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	80,625	54,883
Accrued expenses	4,667	4,667
Total Current Liabilities	$85,292	$59,550

Deferred underwriting fee	8,280,000	8,280,000
Total Liabilities	8,365,292	8,339,550

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 20,700,000 shares at $10.00 per share redemption value	207,000,000	207,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 614,000 shares issued and outstanding (excluding 20,700,000 shares subject to possible redemption)	61	61
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,883,293 shares issued and outstanding	788	788
Additional paid-in capital	(7,433,994)	(7,433,994)
Accumulated profit	3,679,439	652,922
Total Shareholders’ Deficit	(3,753,705)	(6,780,223)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$211,611,587	$208,559,328

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period From May 22, 2025 (Inception) Through June 30, 2025
Formation, general, and administrative costs	$(485,567)	$(668,693)	$(20,313)
Loss from operations	(485,567)	(668,693)	(20,313)

Other income:
Dividend earned on investments held in Trust Account	1,856,718	3,691,923	-
Interest earned on investments held in Trust Account	567	567	-
Dividend earned on investments held outside of Trust Account	2,519	2,720	-
Interest earned on investments held outside of Trust Account	-	-	-

Net income	$1,374,238	$3,026,517	$(20,313)

Basic and diluted weighted average outstanding, redeemable Class A ordinary shares	20,700,000	20,700,000	-

Basic and diluted net income per share, redeemable Class A ordinary shares	$0.09	$0.18	$-

Basic and diluted weighted average outstanding, non-redeemable Class A & Class B ordinary shares	8,497,293	8,497,293	7,883,293

Basic and diluted net income per share, Class B ordinary shares	$(0.06)	$(0.08)	$(0.003)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND

FOR THE PERIOD FROM MAY 22, 2025 (INCEPTION) TO JUNE 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 22, 2025 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B ordinary shares to Sponsor	-	-	7,883,293	788	24,212	-	25,000

Net Income / Loss	-	-	-	-	-	(20,313)	(20,313)

Balance – May 22, 2025 (Inception)	-	-	7,883,293	788	24,212	(20,313)	4,687

Sale of 20,700,000 Public Units	20,700,000	2,070	-	-	206,997,930	-	207,000,000

Sale of 614,000 Private Placement Units	614,000	61	-	-	6,139,939	-	6,140,000

Forfeiture of Founder Shares	-	-	-	-	-	-	0

Initial measurement of Class A ordinary shares subject to possible redemption under ASC 480-10-S99 against additional paid in capital	(20,700,000)	(2,070)	-	-	(206,997,930)	-	(207,000,000)

Accretion for Class A ordinary shares to redemption amount	-	-	-	-	(16,050,627)	-	(16,050,627)

Allocated value of transaction costs to Class A ordinary shares	-	-	-	-	(1,178,144)	-	(1,178,144)

Fair value of rights included in Public Units	-	-	-	-	3,630,627	-	3,630,627

Net income	-	-	-	-	-	3,699,752	3,699,752

Balance – June 30, 2026	614,000	$61	7,883,293	$788	$(7,433,994)	$3,679,439	$(3,753,705)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 22, 2025 (INCEPTION) TO JUNE 30, 2026

(UNAUDITED)

	From Incorporation to June 30, 2026 Amount ($)	For the Six Months Ended June 30, 2026 Amount ($)
Cash Flows from Operating Activities:
Net income	3,679,439	3,026,517
Adjustments to reconcile net income to net cash used in operating activities:
Dividend earned on investments held in Trust Account	(4,477,429)	(3,691,923)
Interest earned on investments held in Trust Account	(1,337)	(567)
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	20,313	-
Changes in operating assets and liabilities:
Prepaid expenses	(97,080)	44,606
Accounts Payable and Accrued Expenses	85,292	25,743
Net cash used in operating activities	(790,802)	(595,625)

Cash Flows from Investing Activities:
Cash and investments held in Trust Account	(207,000,000)	-
Net cash used in investing activities	(207,000,000)	-

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	202,810,000	-
Proceeds from sale of Private Units	6,140,000	-
Proceeds from promissory note – related party	63,011	-
Repayment of promissory note – related party	(63,011)	-
Proceeds from related party	4,687	-
Payment of offering costs	(1,128,144)	-
Net cash provided by financing activities	207,826,543	-

Net Change in Cash	35,741	(595,625)
Cash – Beginning of period	-	631,366
Cash – End of period	35,741	35,741

Non-Cash investing and financing activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	20,313	-
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	4,687	4,687
Accretion of Class A ordinary shares to redemption value	17,228,771	-

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026

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

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from May 22, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying and evaluating a target company for a Business Combination, as well as progression of the Business Combination requirements. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

We incurred a total of $13,598,144 in transaction costs related to the initial public offering. We paid a total of $4,140,000 in cash and underwriting discounts and commissions and $1,178,144 in other costs and expenses related to the initial public offering. In addition, the underwriter agreed to defer $8,280,000 in underwriting discounts and commissions, which would be payable only upon consummation of an initial Business Combination.

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

Announcement of Business Combination Agreement

The Company refers to the announcement made on 1 April 2026 with respect to the letter of intent entered with REEcycle Holdings, Inc. for a proposed de-SPAC business combination. The Company also refers to the announcement made on 1 June 2026.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $35,741 of cash.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of June 30, 2026, the Company had sufficient funds or access to working capital loans for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. Notwithstanding this, as set out further under the heading “Working capital loans”, the lenders are not obligated to provide funding to the Company and therefore, there is an uncertainty as to the Company’s ability to continue as a going concern. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

The Company does not believe that it will need to raise additional equity capital in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company becomes obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a business combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the business completion window. The Company intends to complete the initial Business Combination before the end of the completion window. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the completion window.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 21, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 26, 2026, February 10, 2026, and April 1, 2026. The interim results for the three months ended June 30, 2026 and for the period from May 22, 2025 (inception) through June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $5,522 in cash and $30,220 in cash equivalents as of June 30, 2026.

Investments Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $211,478,766 were held in cash and in treasury bills.

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares totalling 20,700,000 shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds from Initial Public Offering	20,700,000	$207,000,000
Less:
Proceeds allocated to Public Rights	-	(3,630,627)
Offering costs allocated to Class A ordinary shares subject to redemption	-	(13,598,144)
Plus:
Accretion of Class A ordinary shares subject to redemption	-	(17,228,771)
Class A Ordinary Shares subject to possible redemption, November 24, 2025	20,700,000	207,000,000
Plus:
Class A Ordinary Shares subject to possible redemption, November 24, 2025
Accretion of Class A ordinary shares subject to redemption	-	4,478,766
Class A Ordinary Shares subject to possible redemption, June 30, 2026	20,700,000	$211,478,766

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

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended 30-Jun-26		For the Six Months Ended 30-Jun-26		For the Period from May 22, 2025 (inception) through 30-Jun-25
	Class A	Class A and Class B	Class A	Class A and Class B	Class A	Class A and Class B
	Ordinary Shares (Subject to redemption)	Ordinary Shares (Not subject to redemption)	Ordinary Shares (Subject to redemption)	Ordinary Shares (Not subject to redemption)	Ordinary Shares (Subject to redemption)	Ordinary Shares (Not subject to redemption)
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,857,285	$(483,047)	$3,692,490	$(665,973)	$-	$(20,313)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,700,000	8,497,293	20,700,000	8,497,293	-	7,883,293
Basic and diluted net income per ordinary share	$0.09	$(0.06)	$0.18	$(0.08)	$-	$(0.003)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 22, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.00317 per share, to cover certain of the Company’s expenses, for which the Company issued 7,883,293 founder shares (“Founder Shares”) to the Sponsor. All share and per share data has been retrospectively presented. On November 24, 2025, the underwriters exercised their over-allotment option in full. As a result of the complete exercise of the over-allotment option by the underwriters, no Founder Shares were forfeited, resulting in the Sponsor holding 7,883,293 founder shares.

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

Related party loans

On July 25, 2025, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due on the earlier of March 31, 2026 or the closing of the Initial Public Offering or the date on which the Company determines not to proceed with such Initial Public Offering. The Company intended to repay the Note from the proceeds of the Initial Public Offering not being placed in the Trust Account. On November 24, 2025, the Company repaid the $63,011 of outstanding borrowings under the Note. Borrowings under the note are no longer available.

Working capital loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026, the Company had no borrowings under the Working Capital Loans.

Administrative support agreement

Commencing on November 24, 2025, the date the Company’s securities were first listed on Nasdaq, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ending June 30, 2026, the Company incurred $60,000 in fees. As of June 30, 2026, the Company accrued $4,667 under accrued expenses in the accompanying unaudited condensed balance sheet.

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

The underwriters were entitled to an underwriting discount of up to $4,140,000, consisting of $0.20 per unit sold in the base offering. Of this amount (i) $1,800,000 was paid in cash to the underwriters, (ii) $2,340,000 was paid in the form of private placement units.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026, there were 614,000 Class A ordinary shares issued and outstanding, excluding 20,700,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On May 22, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.00317 per share, to cover certain of the Company’s expenses, for which the Company issued 7,883,293 founder shares (up to 1,018,654 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). On November 24, 2025, the underwriters exercised their over-allotment option. As a result of the exercise of the over-allotment option by the underwriters, 1,018,654 founder shares are no longer subject to forfeiture, resulting in the Sponsor holding 7,883,293 founder shares as of June 30, 2026.

The Founder Shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or at any time and from time to time at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, at least 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (excluding the Class A ordinary shares underlying the Private Placement Units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Memorandum and Articles of Association or as required by the Companies Act of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Memorandum and Articles of Association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Memorandum and Articles of Association, such actions include amending the Amended and Restated Memorandum and Articles of Association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares (i) have the right to vote on the appointment and removal of directors and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Amended and Restated Memorandum and Articles of Association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026
Assets:
Cash and investments held in Trust Account	1	$211,478,766

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Rights issued in the Initial Public Offering is $3,630,627, or $0.17 per Right. The Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights issued in the Initial Public Offering:

November 24, 2025
Traded unit price	$10.02
Expected term to De-SPAC (Years)	2.00
Probability of De-SPAC and instrument-specific market adjustment	17.0%
Risk-free rate	3.46%

Management has assessed the probability of De-SPAC and instrument-specific market adjustment on the basis of unobservable inputs. In arriving at the figure in the above table, management has considered historical SPAC completion rate, market-implied probability of the rights being exercised, probability of the rights being exercised after BCA, and the current redemption rate environment.

A sensitivity analysis with differing probability of De-SPAC and instrument-specific market adjustment rates is below:

Probability Assumption	FV per Share Right (Binomial)	Total FV — All 21,314,000 Rights	Change vs. Base
10%	$0.1002	$2,135,663	$	(-1,494,964)
12%	$0.1202	$2,562,795	$	(-1,067,831)
15%	$0.1503	$3,203,494	$	(-427,133)
17% ← Base case	$0.1703	$3,630,627		-
20%	$0.2004	$4,271,326	$	+640,699
25%	$0.2505	$5,339,157	$	+1,708,530
30%	$0.3006	$6,406,988	$	+2,776,362

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

June 30, 2026
Cash	$35,741
Cash and investments held in Trust Account	$211,478,766

	For the Three Months Ended June 30, 2026	For the Period from May 22, 2025 (inception) through June 30, 2026
Formation, general, and administrative costs	$(485,567)	$(802,047)
Dividend earned on investments held in Trust Account	$1,856,718	$4,477,429
Interest earned on investments held in Trust Account	$567	$1,337
Dividend earned on investments held outside of Trust Account	$2,519	$2,720
Interest earned on investments held outside of Trust Account	$-	$-

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued.

Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 22, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,374,238, which consists of interest and dividend income earned on cash and investments held in Trust Account of $1,857,285, dividend and interest earned on investments held outside the Trust Account of $2,519, which are offset by formation, general and administrative costs of $485,567.

For the period from May 22, 2025 (inception) through June 30, 2026, we had net income of $3,679,439, which consists of interest earned on cash and investments held in Trust Account of $4,478,766, dividend and interest earned on investments held outside the Trust Account of $2,720, which are offset by formation, general and administrative costs of $802,047.

Business Combination Agreement

As previously announced, on May 31, 2026, we entered into a business combination agreement (the “Business Combination Agreement”) with HCAC Star Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and REEcycle Holdings, Inc., a Delaware corporation (“REEcycle”), a rare earth elements recycling company focused on the recovery of rare earths from end-of-life magnets using innovative hydrometallurgical technique to produce market-grade rare earth oxides and salts that can feed directly into magnet alloy manufacturing. Pursuant to the Business Combination Agreement and subject to the terms and conditions therein, the Company will transfer by way of continuation and domesticate as a Delaware corporation, followed by Merger Sub merging with and into REEcycle, with REEcycle continuing as the surviving company.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We currently expect the Business Combination to close in the fourth quarter of 2026. We cannot assure you that our plans to complete the Business Combination will be successful.

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

Following the Initial Public Offering, the exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $207,000,000 was placed in the Trust Account. We incurred a total of $13,598,144 in transaction costs related to the initial public offering. We paid a total of $4,140,000 underwriting discounts and commissions, consisting of $0.20 per unit sold in the base offering and of this amount (i) $1,800,000 was paid in cash to the underwriters, (ii) $2,340,000 was paid in the form of private placement units and $1,178,144 in other costs and expenses related to the initial public offering. In addition, the underwriter agreed to defer $8,280,000 in underwriting discounts and commissions, which would be payable only upon consummation of an initial business combination.

For the period from May 22, 2025 (inception) through June 30, 2026, cash used in operating activities was $790,802. Net income of $3,679,439 was affected by interest and dividend earned on cash and investments held in Trust Account of $4,478,766, dividend and interest earned on investments held outside the Trust Account of $2,720, payment of general and administrative costs of $781,734, and formation costs paid by Sponsor in exchange of issuance of Class B ordinary shares of $20,313.

Changes in operating assets and liabilities during the quarter resulted in an outflow of $422,628 of cash for operating activities.

As of June 30, 2026, we had cash and investments held in Trust Account of $211,478,766 (including approximately $4,477,429 of dividend income and $1,337 of interest earnings, totaling to $4,478,766) consisting of cash and treasury bills. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $35,741 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of the date of the Initial Public Offering, management used valuation to determine the fair value of the Public Rights issued in the Initial Public Offering. As of June 30, 2026, we did not have any additional critical accounting estimates to disclose.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We do not currently have any pending or ongoing litigation to which we are a party or to which our property is subject that we believe to be material.

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in our 2025 Annual Report on Form 10-K. You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K which could materially affect our business, financial condition or future results.

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

We incurred a total of $13,598,144, in transaction costs related to the initial public offering. We paid a total of $4,140,000 underwriting discounts and commissions, consisting of $0.20 per unit sold in the base offering and of this amount (i) $1,800,000 was paid in cash to the underwriters, (ii) $2,340,000 was paid in the form of private placement units and $1,178,144 in other costs and expenses related to the initial public offering. In addition, the underwriter agreed to defer $8,280,000 in underwriting discounts and commissions, which would be payable only upon consummation of an initial business combination.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the six months ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
2.1	Business Combination Agreement, dated May 31, 2026 by and among HCAC, HCAC Star Merger Sub, Inc., and REEcycle Holdings, Inc. (incorporated by reference herein from Exhibit 2.1 to the Company’s Current Report 8-K, filed with the SEC on June 3, 2026).
10.1**	Sponsor Support Agreement (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report 8-K, filed with the SEC on June 3, 2026).
10.2**	Transaction Support Agreement (incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report 8-K, filed with the SEC on June 3, 2026).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2026

HALL CHADWICK ACQUISITION CORP.

/s/ Alex Bono
Alex Bono Chief Executive Officer and Director (Principal Executive Officer)

/s/ Aaron Dominish
Aaron Dominish
Chief Financial Officer and Director (Principal Financial and Accounting Officer)