Form 10-K/A
period 2025-12-31
Hall Chadwick Acquisition Corp
filed 2026-09-23
CIK 2079013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Hall Chadwick Acquisition Corp. (the “Company”) for the fiscal year ended December 31, 2025 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026.

The Company is filing this Amendment to its Original Filing in response to a comment letter received from the staff of the SEC’s Division of Corporation Finance. This Amendment revises the Original Filing to reflect the following changes:

1.	Financial Statement Adjustments. The Company’s consolidated financial statements and related notes have been revised to reflect an adjustment to additional paid-in capital (“APIC”) and the fair value of share rights. The affected financial statements and notes have been updated accordingly.

2.	Audit Status Updates. Certain references to financial information previously designated as “unaudited” have been updated to “audited” to accurately reflect the status of such financial information.

3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been revised to address comments received from the staff of the SEC and to conform to the financial statement adjustments described above.

4.	Certain information on the cover page and a table included in the Sponsor Information section of the Original Filing have been corrected to address inadvertent errors identified in connection with the Company’s review.

No other amendments are being made to the Original Filing. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the date of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the Company’s principal executive officer and principal financial officer, filed as exhibits hereto.

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

The following table sets forth the payments to be received by our sponsor and its affiliates from us prior to or in connection with the completion of our initial business combination and the securities issued and to be issued by us to our sponsor or its affiliates:

Entity/Individual	Amount of Compensation to be Received or Securities Issued or to be Issued	Consideration Paid or to be Paid
Hall Chadwick Capital LLC	7,883,293 Class B Ordinary Shares(1)	$25,000, which also covers any additional shares issued to the sponsor under anti-dilution provisions discussed below
	614,000 Private Placement Units(2)	$6,140,000
	Commencing on the date on which our securities are first listed on Nasdaq, $20,000 per month	Office space, utilities and secretarial and administrative support
	Up to $300,000	Repayment of loans made to us to cover offering related and organizational expenses
	Up to $2,500,000 in working capital loans, which loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit	Working capital loans to finance transaction costs in connection with an initial business combination
	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination	Services in connection with identifying, investigating and completing an initial business combination
Hall Chadwick Capital LLC and any holders of Class B Ordinary Shares	Anti-dilution protection upon conversion into Class A ordinary shares at a greater than one-to-one ratio	Issuance of the Class A ordinary shares issuable in connection with the conversion of the founder shares on a greater than one-to-one basis upon conversion
Hall Chadwick Capital LLC, our officers, directors or advisor, or our or their affiliates	Consulting, success or finder fees in connection with the consummation of our initial business combination(3)	Any services in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account
Hall Chadwick Capital LLC, our officers, directors or advisor, or our or their affiliates	Salary or fee in an amount that constitutes a market standard for comparable transactions in connection with our initial business combination(3)	Services in connection with identifying, investigating and completing an initial business combination

(1)	Of the Class B Ordinary Shares, the non-managing sponsor investors purchased, indirectly through the purchase of non-managing membership interests, an aggregate of approximately 7.883 million Class B Ordinary Shares, at a purchase price of $0.003 per share.
(2)	The non-managing sponsor investors purchased, indirectly through the purchase of non-managing membership interests, an aggregate of 305,000 placement units ($3,050,000 in the aggregate) at a price of $10.00 per unit in a private placement that closed simultaneously with the closing of the initial public offering.

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

Holders

On March 24, 2026, the numbers of record holders of the Company’s Class A ordinary shares, units and rights were 1, 4 and 1, respectively, not including beneficial holders whose securities are held in street name.

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

We incurred a total of $13,598,144 in transaction costs related to the initial public offering. We paid a total of $1,800,000 in cash, and $2,340,000 in underwriting discounts in the form of private placement units, and $1,178,144 in other costs and expenses related to the initial public offering. In addition, the underwriter agreed to defer $8,280,000 in underwriting discounts and commissions, which would be payable only upon consummation of an initial business combination.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Placement Units, a total of $207,000,000 was placed in the Trust Account. We paid a total of $1,800,000 in cash, and $2,340,000 in underwriting discounts in the form of private placement units, and $1,178,144 in other offering costs.

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

The underwriters were entitled to a underwriting fee of $0.20 per Unit or $4,140,000 in the aggregate, which was paid upon the closing of the Initial Public Offering, on November 24, 2025 in cash and underwriting discounts. In addition, the underwriters are entitled to a deferred fee of (i) $0.40 per Unit of the gross proceeds of the initial 20,700,000 Units sold in the Initial Public Offering, or $8,280,000 and (ii) $0.60 per Unit of the gross proceeds from the Units sold pursuant to the over-allotment option. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Hall Chadwick Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying condensed balance sheet of Hall Chadwick Acquisition Corp. (HCAC) (the “Company”) as of December 31, 2025, and the related condensed statements of operations, condensed statements of changes in shareholders’ deficit, and condensed statement of cash flows for the period from May 22, 2025 (inception) through December 31, 2025, and the related notes (and schedules) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, the results of its operations, changes in shareholders’ deficit and its cash flows for the period from May 22, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

HALL CHADWICK ACQUISITION CORP.

CONDENSED BALANCE SHEET

DECEMBER 31, 2025

ASSETS
Current assets
Cash	$631,366
Prepaid expenses – current insurance	79,311
Total Current Assets	710,677

Long term prepaid expenses	62,375
Cash and investments held in Trust Account	207,786,276
TOTAL ASSETS	$208,559,328

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$4,667
Accounts payable	54,883
Total Current Liabilities	59,550
Deferred underwriting fee	8,280,000
Total Liabilities	8,339,550

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 20,700,000 shares at $10.00 per share redemption value	207,786,276

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 614,000 shares issued and outstanding (excluding 20,700,000 shares subject to possible redemption)	61
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,883,293 shares issued and outstanding	788
Additional paid-in capital	-
Accumulated earning (deficit)	(7,567,347)
Total Shareholders’ Deficit	(7,566,498)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$208,559,328

The accompanying notes are an integral part of the audited condensed financial statements.

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

The accompanying notes are an integral part of the audited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM MAY 22, 2025 (INCEPTION) TO DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 22, 2025 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B ordinary shares to Sponsor	-	-	7,883,293	788	24,212	-	25,000

Net loss	-	-	-	-	-	(20,313)	(20,313)

Balance – June 30, 2025	-	-	7,883,293	788	24,212	(20,313)	4,687

Sale of 20,700,000 Public Units	20,700,000	2,070	-	-	206,997,930	-	207,000,000

Sale of 614,000 Private Placement Units	614,000	61	-	-	6,139,939	-	6,140,000

Forfeiture of Founder Shares	-	-	-	-	-		-

Fair value of rights included in Public Units	-	-	-	-	3,630,627	-	3,630,627

Initial measurement of Class A ordinary shares subject to possible redemption under ASC 480-10-S99 against additional paid in capital	(20,700,000)	(2,070)	-	-	(206,997,930)	-	207,000,000

Allocated value of transaction costs to Class A ordinary shares	-	-	-	-	(1,178,144)	-	(1,178,144)

Accretion for Class A ordinary shares to redemption amount	-	-	-	-	(8,616,633)	(8,220,270)	(16,836,903)

Net income	-	-	-	-	-	673,235	673,235

Balance – December 31, 2025	614,000	$61	7,883,293	$788	$-	$(7,567,348)	$(7,566,498)

The accompanying notes are an integral part of the audited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 22, 2025 (INCEPTION) TO DECEMBER 31, 2025

Amount ($)
Cash Flows from Operating Activities:
Net income	652,922
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(786,276)
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	20,313
Changes in operating assets and liabilities:
Prepaid expenses	(941,686)
Accounts Payable and Accrued Expenses	59,549
Net cash used in operating activities	(195,177)

Cash Flows from Investing Activities:
Cash and investments held in Trust Account	(207,000,000)
Net cash used in investing activities	(207,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	202,810,000
Proceeds from sale of Private Units	6,140,000
Proceeds from promissory note – related party	63,011
Repayment of promissory note – related party	(63,011)
Funds held by Sponsor	4,687
Payment of offering costs	(1,178,144)
Net cash provided by financing activities	207,826,543

Net Change in Cash	631,366
Cash – Beginning of period	-
Cash – End of period	631,366

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	4,687
Accretion of Class A ordinary shares to redemption value	16,836,903

The accompanying notes are an integral part of the audited condensed financial statements.

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

Transaction costs amounted to $13,548,144, consisting of $4,140,000 of underwriting fees, $8,280,000 of deferred underwriting fee, and $1,178,144 of other offering costs.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying audited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying audited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 21, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 26, 2026. The interim results for the three months ended December 31, 2025 and for the period from May 22, 2025 (inception) through December 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Gross proceeds	$207,000,000
Less:
Proceeds allocated to Public Rights	(3,630,627)
Class A ordinary shares issuance cost	(13,598,144)
Plus:
Remeasurement of carrying value to redemption value	17,228,771
Class A Ordinary Shares subject to possible redemption, November 24, 2025	207,000,000
Plus:
Remeasurement of carrying value to redemption value	786,276
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$207,786,276

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

Administrative Support Agreement

Commencing on November 24, 2025, the date the Company’s securities were first listed on Nasdaq, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended December 31, 2025, the Company incurred $20,000, in fees. As of December 31, 2025, the Company accrued $20,000 under accrued expenses in the accompanying audited condensed balance sheet.

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

The underwriters were entitled to an underwriting discount of $4,140,000, which was comprised of $1,800,000 in cash, and $2,340,000 in underwriting discounts in the form of private placement units.

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

The fair value of Public Rights was determined using the Binomial / Lattice Model at Level 3 of the fair value hierarchy. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

November 24, 2025
Traded unit price	$10.02
Expected term to De-SPAC (Years)	2.00
Probability of De-SPAC and instrument-specific market adjustment	17.0%
Risk-free rate (continuous)	3.46%

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 20, 2025 by and among the Company, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Clear Street LLC. (1)
3.1	First Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Share Rights Certificate (2)
4.4	Share Rights Agreement, dated November 20, 2025, between Continental Stock Transfer & Trust Company and the Company. (1)
4.5	Hall Chadwick Acquisition Corp. Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2026)
10.1	Letter Agreement, dated November 20, 2025, by and among the Company, the officers and directors of the Company and Hall Chadwick Capital LLC. (1)
10.2	Investment Management Trust Agreement, dated November 20, 2025, between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Registration Rights Agreement, dated November 20, 2025, between the Company, Hall Chadwick Capital LLC, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC and Clear Street LLC. (1)
10.4	Private Placement Units Purchase Agreement, dated November 20, 2025, between the Company and Hall Chadwick Capital LLC. (1)
10.5	Private Placement Units Purchase Agreement, dated November 20, 2025, between the Company and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC. (1)
10.6	Private Placement Units Purchase Agreement, dated November 20, 2025, between the Company and Clear Street LLC. (1)
10.7	Administrative Services Agreement, dated November 20, 2025, between the Company and Hall Chadwick Capital LLC (1)
10.8	Form of Indemnity Agreement (1)
10.9	Securities Subscription Agreement between the Company and Hall Chadwick Capital LLC. (2)
14.1	Code of Ethics (2)
19	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2026)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2026)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97	Policy Related to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2026)
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 26, 2025
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-289333)

Item 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALL CHADWICK ACQUISITION CORP.

Dated: September 23, 2026	/s/ Aaron Dominish
Aaron Dominish Chief Financial Officer and Director (Principal Financial and Accounting Officer)