Form 10-Q/A
period 2026-06-30
Hall Chadwick Acquisition Corp
filed 2026-09-23
CIK 2079013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q/A”) of Hall Chadwick Acquisition Corp. for the quarterly period ended June 30, 2026, is being filed to replace the financial statements, and any related revisions necessary to reflect those corrected financial statements, included in the original Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

Following the filing of the original Form 10-Q, the management determined that an incorrect version of the financial statements had been filed. Accordingly, this Form 10-Q/A amends and replaces the previously filed financial statements with the correct version.

The required changes include the following major amendments to the balance sheet:

i.	Correction to APIC to zero and transfer the excess to accumulated deficit, resulting in a reduction of the APIC balance by $7,433,993.

ii.	Adjustment of the carrying value of Class A ordinary shares subject to possible redemption under the Commitments and Contingencies section to applicable redemption value (trust account balance) as at June 30, 2026 and December 31, 2025.

Management has completed its evaluation under ASC 250, Accounting Changes and Error Corrections and determined that the affected financial statements should be revised as a little r revision. This conclusion has been drawn as the errors were not material to the previously issued financial statements. The nature and effects of the revisions are further described in Note 2, “Revision of Previously Issued Financial Statements.”

The Company emphasizes that the inclusion of the incorrect financial statements in the original filing was unintentional and was not the result of any attempt to misstate or misrepresent the Company’s financial condition or results of operations. Except for the replacement of the financial statements, and any related revisions that were identified during review or necessary to reflect those corrected financial statements, no other changes have been made to the original Form 10-Q. All other disclosures contained in the original filing remain unchanged and continue to be accurate as of the date of the original filing.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q filed for the quarterly period ended June 30, 2026.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications by the Company’s principal executive officer and principal financial officer, filed as exhibits hereto.

HALL CHADWICK ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations (Unaudited)	2
Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and for the Period from May 22, 2025 (Inception) through June 30, 2026 (Unaudited)	3
Condensed Consolidated Statement of Cash Flows for the Period from May 22, 2025 (Inception) through June 30, 2026 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24

Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26

Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)	(audited, as revised)
ASSETS
Current assets
Cash	$35,741	$631,366
Prepaid expenses – current	69,413	79,311
Total Current Assets	105,154	710,677

Long term prepaid expenses	27,667	62,375
Cash and investments held in Trust Account	211,478,766	207,786,276
TOTAL ASSETS	$211,611,587	$208,559,328

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	80,625	54,883
Accrued expenses	4,667	4,667
Total Current Liabilities	$85,292	$59,550

Deferred underwriting fee	8,280,000	8,280,000
Total Liabilities	8,365,292	8,339,550

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 20,700,000 shares at $10.22 (June 30 2026) and 10.04 (December 31, 2025) per share redemption value	211,478,766	207,786,276

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 614,000 shares issued and outstanding (excluding 20,700,000 shares subject to possible redemption)	61	61
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,883,293 shares issued and outstanding	788	788
Accumulated deficit	(8,233,321)	(7,567,347)
Additional paid in capital	-	-
Total Shareholders’ Deficit	(8,232,471)	(7,566,497)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$211,611,587	$208,559,328

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period From May 22, 2025 (Inception) Through June 30, 2025
Formation, general, and administrative costs	$(485,567)	$(668,693)	$(20,313)
Loss from operations	(485,567)	(668,693)	(20,313)

Other income:
Dividend earned on investments held in Trust Account	1,856,718	3,691,923	-
Interest earned on investments held in Trust Account	567	567	-
Dividend earned on investments held outside of Trust Account	2,519	2,720	-
Interest earned on investments held outside of Trust Account	-	-	-

Net income	$1,374,237	$3,026,517	$(20,313)

Basic and diluted weighted average outstanding, redeemable Class A ordinary shares	20,700,000	20,700,000	-

Basic and diluted net income per share, redeemable Class A ordinary shares	$0.09	$0.18	$-

Basic and diluted weighted average outstanding, non-redeemable Class A & Class B ordinary shares	8,497,293	8,497,293	7,883,293

Basic and diluted net income per share, non-redeemable class shares of Class A shares and Class B shares	$(0.06)	$(0.08)	$(0.003)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND

FOR THE PERIOD FROM MAY 22, 2025 (INCEPTION) TO JUNE 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 22, 2025 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B ordinary shares to Sponsor	-	-	7,883,293	788	24,212	-	25,000

Net Income / (Loss)	-	-	-	-	-	(20,313)	(20,313)

Balance — June 30, 2025	-	-	7,883,293	788	24,212	(20,313)	4,687

Sale of 20,700,000 Public Units	20,700,000	2,070	-	-	206,997,930	-	207,000,000

Sale of 614,000 Private Placement Units	614,000	61	-	-	6,139,939	-	6,140,000

Fair value of rights included in Public Units	-	-	-	-	3,630,627	-	3,630,627

Initial measurement of Class A ordinary shares subject to possible redemption under ASC 480-10-S99 against additional paid in capital	(20,700,000)	(2,070)	-	-	(206,997,930)	-	(207,000,000)

Accretion for Class A ordinary shares to redemption amount	-	-	-	-	(8,616,633)	(7,433,994)	(16,050,627)

Allocated value of transaction costs to Class A ordinary shares	-	-	-	-	(1,178,144)	-	(1,178,144)

Net income	-	-	-	-	-	(9,908)	(9,908)

Balance — November 24, 2025	614,000	61	7,883,293	788	-	(7,464,215)	(7,463,365)

Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(786,276)	(786,276)

Net income	-	-	-	-	-	683,143	683,143

Balance — December 31, 2025	614,000	61	7,883,293	788	-	(7,567,347)	(7,566,498)

Accretion for Class A ordinary shares to redemption amount	-	-	-	-	-	(3,692,490)	(3,692,490)

Net income	-	-	-	-	-	3,026,517	3,026,517

Balance — June 30, 2026	614,000	61	7,883,293	788	-	(8,233,321)	(8,232,471)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 22, 2025 (INCEPTION) TO JUNE 30, 2026

(UNAUDITED)

	May 22, 2025 from incorporation to June 30, 2026 Amount ($)	For the Six Months Ended June 30, 2026 Amount ($)	May 22, 2025 from incorporation to June 30, 2025 Amount ($)
Cash Flows from Operating Activities:
Net income	3,679,439	3,026,517	(20,313)
Adjustments to reconcile net income to net cash used in operating activities:
Dividend earned on investments held in Trust Account	(4,477,429)	(3,691,923)	-
Interest earned on investments held in Trust Account	(1,337)	(567)	-
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	20,313	-	20,313
Changes in operating assets and liabilities:
Prepaid expenses	(97,080)	44,606	-
Accounts Payable and Accrued Expenses	85,292	25,743	-
Net cash used in operating activities	(790,802)	(595,625)	-

Cash Flows from Investing Activities:
Cash and investments held in Trust Account	(207,000,000)	-	-
Net cash used in investing activities	(207,000,000)	-	-

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	205,150,000	-	-
Proceeds from sale of Private Units*	3,800,000	-	-
Proceeds from promissory note – related party	63,011	-	-
Repayment of promissory note – related party	(63,011)	-	-
Proceeds from related party	4,687	-	-
Payment of offering costs	(1,128,144)	-	-
Net cash provided by financing activities	207,826,543	-	-

Net Change in Cash	35,741	(595,625)	-
Cash – Beginning of period	-	631,366	-
Cash – End of period	35,741	35,741	-

Non-Cash investing and financing activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	20,313	-	20,313
Private Placement Units issued to the Underwriter	2,340,000
Accretion of Class A ordinary shares to redemption value	21,707,537	3,692,490	-

*	This amount includes Private Placement Units issued to the underwriters in settlement of the Underwriting Compensation totaling $2,340,000.

The accompanying notes are an integral part of the unaudited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2026

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

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. As of June 30, 2026 and December 31, 2025, the Company had an accumulated deficit of $8,233,321 and $7,567,347, respectively. Management plans to address this uncertainty through a business combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the business completion window. The Company intends to complete the initial Business Combination before the end of the completion window. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the completion window.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 21, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on January 26, 2026, February 10, 2026, April 1, 2026, and June 3, 2026. The interim results for the three months ended June 30, 2026 and for the period from May 22, 2025 (inception) through June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Revision of Previously Issued Financial Statements

On January 26, 2026, the Company reported an incorrect amount to the Securities and Exchange Commission of its Form 8-K. The Company reported negative additional-paid in capital on its post-IPO Financial Statements balance sheet and statement of changes in shareholders’ equity. Had the Company properly reported the information, the negative additional-paid in capital would have been reclassified to retained earnings. Total shareholders’ equity did not change.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned, non-operating subsidiary. All intercompany accounts and transactions are eliminated.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares totaling 20,700,000 shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds from Initial Public Offering	20,700,000	$207,000,000
Less:
Proceeds allocated to Public Rights	-	(3,630,627)
Offering costs allocated to Class A ordinary shares subject to redemption	-	(13,598,144)
Plus:
Accretion of Class A ordinary shares subject to redemption	-	17,228,771
Class A Ordinary Shares subject to possible redemption, November 24, 2025	20,700,000	207,000,000
Plus:
Class A Ordinary Shares subject to possible redemption, November 24, 2025
Accretion of Class A ordinary shares subject to redemption	-	4,478,766
Class A Ordinary Shares subject to possible redemption, June 30, 2026	20,700,000	$211,478,766

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

The Founder Shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or at any time and from time to time at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, on an as-converted basis, in the aggregate, approximately 27% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (excluding the Class A ordinary shares underlying the Private Placement Units), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions through September 22, 2026, the date the financial statements were available to be issued.

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

Business Combination Agreement

As previously announced, on May 31, 2026, we entered into a business combination agreement (the “Business Combination Agreement”) with HCAC Star Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and REEcycle Holdings, Inc., a Delaware corporation (“REEcycle”), a rare earth elements recycling company focused on the recovery of rare earths from end-of-life magnets using innovative hydrometallurgical techniques to produce market-grade rare earth oxides and salts that can feed directly into magnet alloy manufacturing. Pursuant to the Business Combination Agreement and subject to the terms and conditions therein, the Company will transfer by way of continuation and domesticate as a Delaware corporation, followed by Merger Sub merging with and into REEcycle, with REEcycle continuing as the surviving company.

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

For the period from May 22, 2025 (inception) through June 30, 2026, cash used in operating activities was $790,802. Net income of $3,679,439 was affected by interest and dividend earned on cash and investments held in Trust Account of $4,478,766, dividend and interest earned on investments held outside the Trust Account of $2,720, payment of general and administrative costs of $781,734, and formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $20,313.

Changes in operating assets and liabilities during the quarter resulted in an outflow of $790,802 of cash for operating activities.

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

Changes in Internal Control over Financial Reporting

As set out in this amendment to the June 30, 2026 quarterly report, management has restated information in relation to the measurement of additional paid in capital, accumulated deficit, and shares subject to redemption in accordance with ASC 480-10-S99-3A. This has an impact on the financial statements as set out in Note 2 of this quarterly report.

Management identified this application during the preparation of the November 24, 2025 balance sheet preparation, however, did not correct this based upon a technical accounting conclusion reached by management. In accordance with the Sarbanes-Oxley Act and Auditing Standards, management is of the view that the above resulted in a significant deficiency in the internal controls. This is less than a material weakness, yet important enough to be brought to the attention of management, the board and audit committee.

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

Item 6. Exhibits

Exhibit No.	Description
2.1	Business Combination Agreement, dated May 31, 2026 by and among HCAC, HCAC Star Merger Sub, Inc., and REEcycle Holdings, Inc. (incorporated by reference herein from Exhibit 2.1 to the Company’s Current Report 8-K, filed with the SEC on June 3, 2026).
10.1	Sponsor Support Agreement (incorporated by reference herein from Exhibit 10.1 to the Company’s Current Report 8-K, filed with the SEC on June 3, 2026).
10.2	Transaction Support Agreement (incorporated by reference herein from Exhibit 10.2 to the Company’s Current Report 8-K, filed with the SEC on June 3, 2026).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 23, 2026

HALL CHADWICK ACQUISITION CORP.

/s/ Alex Bono
Alex Bono Chief Executive Officer and Director (Principal Executive Officer)

/s/ Aaron Dominish
Aaron Dominish
Chief Financial Officer and Director (Principal Financial and Accounting Officer)