Form 10-K/A
period 2025-12-31
Hall Chadwick Acquisition Corp
filed 2026-09-30
CIK 2079013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Hall Chadwick Acquisition Corp. is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend the Annual Report on Form 10-K of Hall Chadwick Acquisition Corp. (the “Company”) for the fiscal year ended December 31, 2025 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026, as previously amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on September 23, 2026.

This Amendment No. 2 is being filed to revise Note 2 to reflect a recent revision to financial statements. An updated auditor report is included in this Amendment No. 2. This Amendment No. 2 should be read in conjunction with the Original Filing, Amendment No. 1, and the Company’s other filings made with the SEC subsequent to the date of the Original Filing.

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

For the year ended December 31, 2025, we had a net income of $652,922, which consisted of interest earned on marketable securities held in Trust Account of $786,276, offset by formational, general and operational costs of $133,353.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Hall Chadwick Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying condensed balance sheet of Hall Chadwick Acquisition Corp. (the “Company”) as of December 31, 2025, and the related condensed statement of operations, condensed statement of changes in shareholders’ deficit, and condensed statement of cash flows for the period from May 22, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, the results of its operations, changes in shareholders’ deficit and its cash flows for the period from May 22, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

PIPARA & CO LLP (6841)

/s/ PIPARA & CO LLP

We have served as the Company’s auditor since 2025.

Place: New Delhi, India

Date: April 15, 2026, except for the effects of the revision discussed in Note 2, as to which the date is September 30, 2026.

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

HALL CHADWICK ACQUISITION CORP.

CONDENSED BALANCE SHEET

DECEMBER 31, 2025

ASSETS
Current assets
Cash	$631,366
Prepaid expenses – current insurance	79,311
Total Current Assets	710,677

Long term prepaid expenses	62,375
Cash and investments held in Trust Account	207,786,276
TOTAL ASSETS	$208,559,328

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$4,667
Accounts payable	54,883
Total Current Liabilities	59,550
Deferred underwriting fee	8,280,000
Total Liabilities	8,339,550

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 20,700,000 shares at $10.04 per share redemption value	207,786,276

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 614,000 shares issued and outstanding (excluding 20,700,000 shares subject to possible redemption)	61
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,883,293 shares issued and outstanding	788
Additional paid-in capital	-
Accumulated earning (deficit)	(7,567,347)
Total Shareholders’ Deficit	(7,566,498)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$208,559,328

The accompanying notes are an integral part of the audited condensed financial statements.

HALL CHADWICK ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM MAY 22, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025
Formation, general, and administrative costs	$133,353
Loss from operations	(133,353)

Other income:
Interest earned on investments held in Trust Account	786,276

Net income	$652,923

Weighted average shares outstanding, Class A ordinary shares	3,434,529

Basic and diluted net income per share, Class A ordinary shares	$0.23

Weighted average shares outstanding, Class B ordinary shares	7,985,167

Basic and diluted net income per share, Class B ordinary shares	$(0.02)

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

HALL CHADWICK ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 22, 2025 (INCEPTION) TO DECEMBER 31, 2025

Amount ($)
Cash Flows from Operating Activities:
Net income	652,922
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(786,276)
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	20,313
Changes in operating assets and liabilities:
Prepaid expenses	(141,686)
Accounts Payable and Accrued Expenses	59,549
Net cash used in operating activities	(195,177)

Cash Flows from Investing Activities:
Cash and investments held in Trust Account	(207,000,000)
Net cash used in investing activities	(207,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	202,810,000
Proceeds from sale of Private Units	6,140,000
Proceeds from promissory note – related party	63,011
Repayment of promissory note – related party	(63,011)
Funds held by Sponsor	4,687
Payment of offering costs	(1,128,144)
Net cash provided by financing activities	207,826,543

Net Change in Cash	631,366
Cash – Beginning of period	-
Cash – End of period	631,366

Non-Cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	4,687
Accretion of Class A ordinary shares to redemption value	18,015,047

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

Transaction costs amounted to $13,598,144, consisting of $4,140,000 of underwriting fees, $8,280,000 of deferred underwriting fee, and $1,178,144 of other offering costs.

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

Revision of Previously Issued Financial Statements	Period Ended Dec. 31, 2025

Revision of Previously Issued Financial Statements

Revision of Previously Issued Financial Statements

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company reported negative additional paid in capital on its December 31, 2025 balance sheet and statement of changes in shareholders’ equity, as well as in the following periods. Had the Company properly reported the information, the negative additional paid in capital would have been reclassified to retained earnings.

The Company reported negative additional paid in capital to the Securities and Exchange Commission of its Form 8-K (“Post-IPO Balance Sheet”) (filed on 26 January 2026) and the Company’s Annual Report on 10-K for the period ending December 31, 2025 (filed on 15 April 2026) (“the Affected Periods”). These financial statements revised the Company’s previously issued financial statements covering periods through December 31, 2025.

Total assets, liabilities, operating results, and / or total equity did not change because of the above.

Impact of the Revision

The impact of the revision on the Post IPO Balance Sheet at November 24, 2025 and Annual Financial Statements as of December 31, 2025 is presented below:

Balance sheet as of November 24, 2025 (audited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$207,000,000	$-	$207,000,000
Class A & B Ordinary Shares	849	-	849
Additional paid-in capital	$(7,559,118)	$7,559,118	$-
Accumulated earnings (deficit)	$(20,338)	$(7,559,118)	$(7,579,456)
Total Temporary and Permanent Equity	$199,421,393	$-	$199,421,393

Balance sheet as of December 31, 2025 (audited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$207,000,000	$786,276	$207,786,276
Class A & B Ordinary Shares	849	-	849
Additional paid-in capital	$(7,433,994)	$7,433,994	$-
Accumulated earnings (deficit)	$652,922	$(8,220,269)	$(7,567,347)
Total Temporary and Permanent Equity	$200,219,777	$-	$200,219,777

Fair Value of Public Rights

In connection with the audit of the Company’s financial statements for the period ended December 31, 2025, the Company’s management further evaluated the Share Rights under Accounting Standards Codification (“ASC”) Subtopic 820-10, Fair Value. ASC 820-10 provides the framework for measuring fair value and establishes related disclosure requirements. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and it establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques, with Level 1 inputs (quoted prices in active markets for identical assets or liabilities) given the highest priority and Level 3 inputs (unobservable inputs) given the lowest.

Management has reviewed the calculation of the Fair Value of Public Rights at the date of Post-IPO Balance Sheet date and corrected for the following risk free rate:

December 31, 2025	As Previously Reported	Adjustment	As Revision
Traded unit price	10.02	-
Expected term to De-SPAC (Years)	2.00	-
Probability of De-SPAC and instrument-specific market adjustment	17.0	-
Risk-free rate (continuous)	3.64%	(0.18%)	3.46%
Fair value of a right	363,064	3,267,563	3,630,627

The above summarizes the impact to the balance sheets for the relevant periods.

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

	For the Period from May 22, 2025 (inception) to December 31, 2025
	Class A	Class A and Class B
	Ordinary shares (Subject to Redemption)	Ordinary shares (Not Subject to Redemption)
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$786,276	$(133,353)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,434,529	7,985,167
Basic and diluted net income per ordinary share	$0.23	$(0.02)

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

HALL CHADWICK ACQUISITION CORP.

Dated: September 30, 2026	/s/ Aaron Dominish
Aaron Dominish Chief Financial Officer and Director (Principal Financial and Accounting Officer)