Form 10-Q/A
period 2026-06-30
Hall Chadwick Acquisition Corp
filed 2026-09-30
CIK 2079013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

As of August 21, 2026, there were 21,314,000 Class A ordinary shares, $0.0001 par value and 7,883,293 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

Hall Chadwick Acquisition Corp. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2026, as previously amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on September 23, 2026 (“Amendment No. 1”).

Amendment No. 1 was inadvertently filed prior to the Company receiving final sign-off from the independent registered public accounting firm. In connection with this Amendment No. 2, the Company corrected an immaterial $1 rounding difference in Total Shareholders’ Deficit as of December 31, 2025, revised Note 2 to reflect a recent revision to financial statements, and made minor formatting corrections to the condensed consolidated financial statements. These corrections do not affect total assets, total liabilities, net income, or cash flows for any period presented. The Company has since received final sign-off from the independent registered public accounting firm.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications by the Company’s principal executive officer and principal financial officer, filed as exhibits hereto.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q filed for the quarterly period ended June 30, 2026, along with Amendment No.1.

HALL CHADWICK ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Report of Independent Registered Public Accounting Firm	1
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations (Unaudited)	4
Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and for the Period from May 22, 2025 (Inception) through June 30, 2026 (Unaudited)	5
Condensed Consolidated Statement of Cash Flows for the Period from May 22, 2025 (Inception) through June 30, 2026 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	29
Item 4. Controls and Procedures	29

Part II. Other Information
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31

Signatures	32

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Hall Chadwick Acquisition Corp.

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Hall Chadwick Acquisition Corp. (the “Company”) and its subsidiary as of June 30, 2026, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2026 and for the period from May 22, 2025 (inception) through June 30, 2025, the related condensed consolidated statements of changes in shareholders’ deficit for the six months ended June 30, 2026 and from the period May 22, 2025 (inception) through June 30, 2026, the related condensed consolidated statement of cash flows for the period from May 22, 2025 (inception) through June 30, 2026, the six months ended June 30, 2026 and the period from May 22, 2025 (inception) through June 30, 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the condensed balance sheet of the Company as of December 31, 2025, and the related condensed statements of operations, condensed statements of changes in shareholders’ deficit, and condensed statement of cash flows from the period May 22, 2025 (inception) through December 31, 2025 (not presented herein); and in our report dated April 15, 2026, which included an explanatory paragraph indicating the existence of substantial doubt about the Company’s ability to continue as a going concern, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2025, as revised as described in Note 2 to the interim financial information, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Company’s Ability to Continue as a Going Concern

Note 1 of the Company’s audited financial statements as of December 31, 2025, and for the period May 22, 2025 (inception) through December 31, 2025 discloses conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Our auditor’s report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company’s ability to continue as a going concern. As indicated in Note 1 of the Company’s unaudited interim financial statements as of June 30, 2026, and for the periods then ended, these conditions continued to exist as of June 30, 2026. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

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

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

 We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

PIPARA & CO LLP (6841)

/s/ PIPARA & CO LLP

New Delhi, India
30 September, 2026

New York Office: 1270, Ave of Americas, Rockefeller Center, FL7, New York – 10020, USA +1 (646) 387 - 2034	Corporate Office: “Pipara Corporate House” Near Bandhan Bank Ltd., Netaji Marg, Law Garden, Ahmedabad - 380006	Dubai Office: 1011, B-Block, Mazaya Centre, Sheikh Zayed Rd - Al Wasl - Dubai - UAE	Mumbai Office: #3, 13th floor, Tradelink, ‘E’ Wing, A - Block, Kamala Mills, Senapati Bapat Marg, Lower Parel, Mumbai - 400013	Delhi Office: Green Park Desq Work, Gate No. 1, 49/1 Yusuf Sarai, Nr. Green Park Metro Station, Delhi - 110016	Hyderabad Office: 509, Sandhya Techno - 1, Opp. KIMS Hospital, Raidurgam, Hyderabad Telangana, India, 500036
naman@pipara.com	T: + 91 79 40 370370	info@pipara.com	E: pipara@pipara.com	chintan.jain@pipara.com	sharyansh.ranka@pipara.com

HALL CHADWICK ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)	(audited, as revised)
ASSETS
Current assets
Cash	$35,741	$631,366
Prepaid expenses – current	69,413	79,311
Total Current Assets	105,154	710,677

Long term prepaid expenses	27,667	62,375
Cash and investments held in Trust Account	211,478,766	207,786,276
TOTAL ASSETS	$211,611,587	$208,559,328

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	80,625	54,883
Accrued expenses	4,667	4,667
Total Current Liabilities	$85,292	$59,550

Deferred underwriting fee	8,280,000	8,280,000
Total Liabilities	8,365,292	8,339,550

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption 20,700,000 shares at $10.22 (June 30 2026) and 10.04 (December 31, 2025) per share redemption value	211,478,766	207,786,276

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 614,000 shares issued and outstanding (excluding 20,700,000 shares subject to possible redemption)	61	61
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,883,293 shares issued and outstanding	788	788
Accumulated deficit	(8,233,321)	(7,567,347)
Additional paid in capital	-	-
Total Shareholders’ Deficit	(8,232,471)	(7,566,498)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$211,611,587	$208,559,328

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

Revision of Previously Issued Financial Statements	Period Ended Dec. 31, 2025	6 Months Ended Jun. 30, 2026

Revision of Previously Issued Financial Statements

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s financial statements classified all Public Shares in temporary equity at the initial amount raised from the IPO as disclosed in the Post-IPO Balance Sheet. The Company has concluded it should revise its financial statements to recognize accretion of the Public Shares from the initial book value to redemption value, being interest accrued on the trust account, at the time of the Initial Public Offering. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity to the amount redeemable by Public Shareholders.

Total assets, liabilities, operating results, and / or shareholders’ equity did not change because of the above.

The impact of the revision on the Company’s historical financial statements is reflected in the following tables.

Balance sheet as of March 31, 2026 (unaudited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$207,000,000	$2,621,481	$209,621,481
Class A & B Ordinary Shares	849	-	849
Additional paid-in capital	$(7,433,994)	$7,433,994	$-
Accumulated deficit	$2,309,868	$(10,055,475)	$(7,745,607)
Total Temporary and Permanent Equity	$201,876,723	$-	$201,876,723

	Balance sheet as of June 30, 2026 (unaudited)	As Previously Reported	Adjustment	As Revised
	Class A common stock subject to possible redemption	$207,000,000	$4,478,766	$211,478,766
	Class A & B Ordinary Shares	849	-	849
	Additional paid-in capital	$(7,433,994)	$7,433,994	$-
	Accumulated deficit	$3,679,439	$(11,912,760)	$(8,233,321)
	Total Temporary and Permanent Equity	203,246,294		203,246,294

Hall Chadwick Capital LLC [Member]

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

The Company reported negative additional paid in capital to the Securities and Exchange Commission of its Form 8-K (“Post-IPO Balance Sheet”) (filed on 26 January 2026) and the Company’s Annual Report on 10-K for the period ending December 31, 2025 (filed on 15 April 2026), as well as the quarterly periods for March 2026 (filed on 26 May 2026) and June 2026 (filed on 19 August 2026) (“the Affected Periods”). These financial statements revised the Company’s previously issued financial statements covering periods through December 31, 2025. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2026 and June 30, 2026 are revised in this amendment for the quarterly periods dated June 30, 2026 filed with the SEC.

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

Fair Value of Public Rights

In connection with the audit of the Company’s financial statements for the period ended December 31, 2025, the Company’s management further evaluated the Share Rights under Accounting Standards Codification (“ASC”) Subtopic 820-10, Fair Value. ASC 820-10 provides the framework for measuring fair value and establishes related disclosure requirements. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and it establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques, with Level 1 inputs (quoted prices in active markets for identical assets or liabilities) given the highest priority and Level 3 inputs (unobservable inputs) given the lowest. These assessments were included in the subsequent quarterly reporting periods for March 31, 2026 and June 30, 2026.

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that through September 29, 2026, the date the financial statements were available to be issued.

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

Changes in Internal Control over Financial Reporting

As set out in this amendment to the June 30, 2026 quarterly report, management has revised information in relation to the measurement of additional paid in capital, accumulated deficit, and shares subject to redemption in accordance with ASC 480-10-S99-3A. This has an impact on the financial statements as set out in Note 2 of this quarterly report.

In accordance with the Sarbanes-Oxley Act and Auditing Standards, management is of the view that the above resulted in a significant deficiency in the internal controls. This is less than a material weakness, yet important enough to be brought to the attention of management, the board and audit committee.

Management also note that Amendment No.2 was required for the reasons set out in the explanatory note, although, is of the opinion that the internal controls are sufficient for the stated purpose.

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

Dated: September 30, 2026

HALL CHADWICK ACQUISITION CORP.

/s/ Alex Bono
Alex Bono Chief Executive Officer and Director (Principal Executive Officer)

/s/ Aaron Dominish
Aaron Dominish
Chief Financial Officer and Director (Principal Financial and Accounting Officer)